Form 10KSB
period 1999-12-31
PACEL CORP
filed 2000-05-11
CIK 1044490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999 containing only financial statements pursuant to Rule 15d-2

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission file number 000-29459

                                   PACEL CORP.
             (Exact Name of Registrant as Specified in its Charter)

                Virginia                                 54-1712558
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)

8870 Rixlew Lane, Suite 201, Manassas, Virginia           20109-3795
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (703) 257-4759

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                      Common Stock, no par value per share
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of May 9, 2000, there were issued and outstanding 18,220,876 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the OTC Electronic Bulletin Board as of May 9, 2000, was approximately $5,648,472 million.


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

     This Report is being filed pursuant to Rule 15d-2 of the Securities Exchange Act of 1934 as amended. Pursuant to such rule, the Registration Statement of the Registrant filed under the Securities Act of 1933, SEC File Number, 333-91611 did not contain certified financial statements for the Registrant's last full fiscal year. Therefore, contained herein are the certified financial statements of the Registrant.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


         To The Board of Directors
         Pacel Corp.

     We have audited the accompanying consolidated balance sheets of Pacel Corp. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacel Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                            Peter C. Cosmas Co., CPAs


New York, New York
April 27, 2000

                          PACEL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                               ASSETS
                                                                          December 31,
                                                                  ----------------------------
                                                                    1999               1998
                                                                    ----               ----
Current assets:
   Cash and cash equivalents                                      $   95,631        $   28,857
   Accounts receivable, net of allowance for doubtful
    accounts of $2,336 and $13,851 respectively                       41,577             5,034
   Inventory                                                          13,680                 -
   Other receivables                                                       -            60,350
   Prepaid expenses                                                   11,867            15,000
                                                                  ----------        ----------
      Total current assets                                           162,755           109,241

Property and equipment, net                                           48,880            57,913

Non-current assets:
     Note receivable                                                  71,000            74,000
     Good Will net                                                    10,270                 -
     Other assets                                                          -             1,100
     Security deposits                                                 7,985             5,483
                                                                  ----------       -----------
        Total non-current assets                                      89,255            80,583
                                                                  ----------       -----------
      Total assets                                                $  300,890       $   247,737
                                                                  ==========       ===========


        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes payable                                                  $   50,000       $    35,000
   Accounts payable                                                  291,812            66,954
   Loans payable Officers-Stockholders                                14,000           133,000
   Accured Expenses                                                  211,921           157,880
                                                                  ----------       -----------
      Total current liabilities                                      567,733           392,834
                                                                  ----------       -----------
Minority interest                                                          -                 -
Commitments:

Stockholders' equity (deficit)
   Preferred stock, no par value,
     no liquidation value, 5,000,000 shares
     authorized, issued 1,000,000 shares
     1997 class A convertible preferred stock                         11,320            11,320
   Common stock - no par value,
     40,000,000 shares authorized  1999 and 1998,
     13,990,313 and 5,834,325  shares outstanding in 1999
      and 1998 respectively                                        2,394,129           959,191
   Cumulative currency translation adjustment                         (4,807)                -
   Deficit                                                        (2,667,485)       (1,115,608)
                                                                  ----------       -----------
   Total stockholders' equity (deficit)                             (266,843)         (145,097)
                                                                  ----------       -----------

   Total liabilities and stockholders' (deficit)                  $  300,890       $   247,737
                                                                  ==========       ===========

          See accompanying notes to consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                        --------------------------------


                                                                    1999               1998
                                                                    ----               ----

 Net Sales                                                       $   102,464       $    52,447
                                                                 -----------       -----------



Operating costs and expenses:

      Research and development                                       918,366           641,752
      Depreciation                                                    17,636            10,336
      Interest expense                                               176,091             5,860
      Selling, general and administrative                            542,248           208,057
                                                                 -----------       -----------

     Total operating costs and expenses                            1,654,341           866,005
                                                                 -----------       -----------

           Net (loss)                                            $(1,551,877)      $  (813,558)
                                                                 ===========       ===========




Net  (loss) per common share
     Basic                                                             (0.19)            (0.17)
     Diluted                                                           (0.19)            (0.17)


Weighted Average shares outstanding
     Basic                                                         8,014,285         4,877,247
     Diluted                                                       8,014,285         4,877,247




          See accompanying notes to consolidated financial statements.


                         PACEL CORP. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                        1999               1998
                                                                        ----               ----
Cash flows from operating activities:
   Net (loss)                                                       $(1,551,877)       $  (813,558)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
   Depreciation                                                          17,636             10,336
   Provision for bad debts                                                2,336             13,851
   Other non cash items                                                 325,171             56,694
Increase (Decrease) in Cash from changes in:
    Accounts receivable                                                (25,028)              4,346
    Inventory                                                          (13,680)                976
    Other receivables                                                    60,350            (55,850)
    Prepaid expenses                                                      3,133            (15,000)
    Good will                                                           (10,270)                 -
    Other assets                                                          1,100                  -
    Security deposits                                                    (2,502)            (5,483)
    Accounts payable                                                    224,858             57,479
    Accrued expenses                                                     54,041            157,880
    Loans payable Officers-Stockholders                                (119,000)           133,000
                                                                   ------------        -----------
      Net cash (used in) operating activities                        (1,033,732)          (455,329)

Cash flows from investing activities:
    Note receivable                                                           -            (74,000)
    Purchase of property and equipment                                   (9,025)           (52,000)
    Proceeds from Principal payment received on note                      3,000                  -
                                                                   ------------        -----------

       Net cash used in investing activities                             (6,025)          (126,000)
                                                                   ------------        -----------

Cash flows from financing activities:
   Notes payable                                                         15,000             35,000
   Proceeds from sale of common stock                                 1,086,724            541,026
                                                                   ------------        -----------

   Net cash provided by financing activities                          1,101,724            576,026
                                                                   ------------        -----------
   Effect of exchange rate on cash                                        4,807                  -
                                                                   ------------        -----------

Net increase in cash and cash equivalents                                66,774             (5,303)


Cash and cash equivalents at beginning of year                           28,857             34,160
                                                                   ------------        -----------
Cash and cash equivalents at end of year                           $     95,631        $    28,857
                                                                   ============        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

     Cash paid for interest                                               1,727              5,860



          See accompanying notes to consolidated financial statements.



                         PACEL CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE TWO YEARS ENDED DECEMBER 31, 1999

                                                                                                                            Total
                                          Preferred Stock           Common Stock             Retained        Currency   Stockholders
                                       --------------------     ----------------------       Earnings      Translation     Equity
                                         Shares     Amount        Shares      Amount         (Deficit)      Adjustment    (Deficit)
                                         ------     ------        ------      ------         ---------     -----------  ------------
Balance December 31, 1997              1,000,000    $11,320     4,706,300   $  361,470    $  (302,050)     $            $    70,740

Issuance of common stock
and warrants net of expenses                                      725,612      541,027                                      541,027

Issuance of common stock
for professional services                                         402,413       56,694                                       56,694

Net loss                                                                                     (813,558)                     (813,558)
                                      ----------------------------------------------------------------------------------------------
Balance, December 31, 1998             1,000,000     11,320     5,834,325      959,191     (1,115,608)                     (145,097)

Issuance of common stock and
warrants net of expenses                                        7,307,975    1,164,169                                    1,164,169

Issuance of common stock for
professional services                                                          848,013        170,769                       170,769


Grant of common stock options
exercisable below market on
date of grant                                                           -      100,000                                      100,000

Effect of currency translation                                                                              (4,807)          (4,807)

Net loss                                                                                   (1,551,877)                   (1,551,877)
                                      ----------------------------------------------------------------------------------------------
Balance, December 31, 1999             1,000,000    $11,320    13,990,313   $2,394,129    $(2,667,485)     $(4,807)     $  (266,843)
                                      ==============================================================================================


          See accompanying notes to consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998
                           --------------------------

1)   Summary of Significant Accounting Policies

     a)   Nature of the business

     Pacel Corp. (the "Company") was incorporated on May 3, 1994 under the laws of the State of Virginia. The Company was formed for the purpose of developing and marketing its own computer software programs. To date, the Company has developed and is marketing several versions of its interactive electronic procedure software to be used with Microsoft Windows under the name Visual Writer (the "Visual Writer System").

     The Company has completed research and development and testing activities on the Visual Writer system and has funded the development of the software through management contributions of money, time and materials, investor financing and limited sales of software. It has hired personnel and developed consulting relationships.


     b)   Principles of consolidation

     The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant intercompany accounts and transactions have been eliminated in consolidation. For those consolidated subsidiaries where Company ownership is less than 100%, the minority stockholders' interest are shown as a minority interest. Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis.


     c)   Cash and cash equivalents.

     Cash equivalents consist of liquid investments, with a maturity of three months or less at the time of purchase. Cash equivalents are stated at cost, which approximate market value.

     d)   Inventories:

     Inventories are stated at the lower of cost or market, which approximates actual cost, using the first in, first out method.

                          PACEL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



     e)   Property and Equipment:

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets ranging from five to seven years. Maintenance and repairs are charged against income and betterments are capitalized.

     f)   Reclassification

     Certain prior year amounts have been reclassified to conform to current year's presentation.


     g)   Revenue recognition:

     Revenue is recognized when earned. The Company's revenue recognition polices are in compliance with American Institute of Certified Public Accountants Statement of Position 97-2. Software Revenue Recognition. Revenue from products licensed to original equipment manufacturers is recorded when the manufacturers ship licensed products while revenue from organization license programs are recorded when the software has been delivered and the customer is invoiced. Revenue from packaged product sales to distributors and resellers is recorded when related products are shipped. Maintenance and subscription revenue is recognized ratably over the contract period. Revenue attributable to significant support is based on the price charged or derived value of the undelivered elements and is recognized ratably on a straight-line basis over the producer's life cycle. Costs related to insignificant obligations, which include telephone support for certain products, are accrued. Provisions are recorded for returns and bad debts.


     h)   Research and Development Expenses:

     Costs incurred in the product development of new software products are expensed as incurred until technological feasibility has been established. To date, the establishment of technological feasibility of the Company's products and general release substantially coincide. As a result, the Company has not capitalized any software development costs.

                          PACEL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


     i)   Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. Operating results in the future could vary from the amount derived from management's estimates and assumptions.


     j)   Impact of Recently Issued Accounting Standards:

     In March 1998, the Accounting Standards Executive committee issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"0. SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful lif of the software. The Company adopted SOP 98-1 on January 3, 1999 and there was no significant impact on the Company's financial position or operating results.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires costs of start-up activities and organization costs be expensed as incurred. The Company adopted SOP 98-5 on January 3, 1999 and there was no significant impact on the Company's financial position or operating results.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"), which provided guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company's revenue recognition policy.

                          PACEL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133")> SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its financial statements because the Company does not currently hold any derivative instruments.

     k)   Impairment of Long-Lived Assets

     Effective January 1, 1996, the Company adopted SFAS NO. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," SFAS No. 121 required the Company to review the recoverability of the carrying amounts of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset might not be recoverable.

     In the event that facts and circumstances indicate that the carrying amounts of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair value is required. Fair value may be determined by reference to discounted future cash flows over the remaining useful life of the related asset. Such adoption did not have a material effect on the Company's financial position or results of operations.


     l)   Foreign Currency Translation

     The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments are included in the consolidated and combined statements of operations and were not material for any periods presented herein.

                         PACEL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 1998



     m)   Segment Information

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. The Company operates in one segment.

     n)   Fair Value Disclosures:

     The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, inventories, accounts payable and accrued expenses, approximate fair value because of the immediate or short-term maturity of these financial instruments.

     o)   Stock Options:

     The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accountin for Stock-based Compensation. Had the Company determined compensation cost based on fair value at the grant date for stock options under SFAS No. 123 the effect would have been immaterial.

2)   Business Combinations

     On October 22, 1999 Pacel Corp. acquired all of the outstanding stock 29,055 shares of Fairfax Communications Limited for $30,000, which included $57,774 of assumed debt. The acquisition was accounted for as a purchase under Accounting Principles Board Opinion No. 16 (APB no. 16). In accordance with APB No. 16, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. Good will resulting for the purchase of $10,811 was recognized and wil be amortized over a five-year period. $541 was charged to amortization expense in 1999.

                          PACEL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


     In July 1999, the Company formed an eighty- percent owned subsidiary, E-Business Store.Com Inc. for the purpose of expanding its internet business. The 20% minority interest is owned equally by David and F. Kay Calkins. The subsidiary operated at a loss, the minority's 20% share of the loss of $40,630 is not reflected in the statement of operations. E-Business has no net book value so there is no value reflected on the consolidated balance sheet for minority interest.

3)   Property and Equipment:

     Property and equipment consist of the following:


                                                        December 31,
                                               ------------------------------
                                                  1999               1998
                                                  ----               -----

         Office Equipment                      $  86,709          $  77,684

         Less accumulated depreciation            37,829             19,771
                                               ---------           --------

                                               $  48,880           $ 57,913
                                               ---------           --------



4) Notes Receivable

     The company extended a long term note to CTM Automated Systems, Inc. in the amount of $75,000 at an interest rate of 5.25% payable monthly with a balloon payment October, 2002. The loan is collateralized by 1,000 shares of CTM stock. The balance of the loan was $71,000 and $74,000 at December 31, 1999 and December 31, 1998 respectively.

5) Short-Term Debt

     Short-term debt consists of notes payable of $50,000 and $35,000 December 31, 1999 and 1998 respectively. The notes bear an interest rate of 11%. In conjunction with the notes the Company issued Common Stock purchase warrants to the lenders in consideration for execution of the financing agreements.

                         PACEL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 1998


     Under the terms of the warrant agreements, the exercise price of the warrants and the number of shares purchasable with each warrant are adjusted when converted. On the conversion date, the exercise price of the warrants ranges from 20%-50% of the average market price of the stock for the five days prior to conversion. This discount from market amounted to $175,000 and $0.00 in 1999 and 1998 respectively, and was charged to interest expense.

6) Income Taxes

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 1999 and 1998, the Company had no material current tax liability, deferred tax assets, or liabilities respectively. The Company has available a net operating loss carry forward of approximately $2,6 million for tax purposes to offset future taxable income. The net operating loss carryforwards expire in 2011-2018.


7) Earnings (Loss) Per Share:

     In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 128. "Earnings Per
Share" applicable for financial statements issued for periods ending after December 15, 1997. As required the Company adopted "SFAS" No. 128 for the year ended December 31, 1997 and restated all prior period earnings per share figures. The Company has presented basic earnings per share. Basic earnings per share exclude potential dilution and is calculated by dividing income available to common stockholders by the weighted average number of outstanding common shares. Diluted earnings per share incorporates the potential dilutions from all potentially dilutive securities that would have reduced earnings per share. Since the potential issuance of additional shares would reduce loss per share they are considered anti-dilutive and are excluded from the calculation.

     The weighted average number of shares used to compute basic earnings (loss)
per  share  was   8,014,285   and  4,877,247  at  December  31,  1999  and  1998
respectively.

                         PACEL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 1998


8) Commitments and Contingencies:

     a)   Operating Leases

                   2000                             $298,634
                   2001                              164,508
                   2002                              146,743
                   2003                              135,185
                   2004                              139,240
                                                    --------
        Total minimum lease payments                $884,310
                                                    ========

     Rent expense for December 31, 1999 and 1998 was $60,321 and $14,400 respectively.


9) Stockholders' Equity:

     a)   Preferred Stock:

     The Company's Amended Certificate of Incorporation authorizes 5,000,000 shares of no par, no liquidating value preferred stock, of which 1,000,000 shares have been designated the 1997 Class A Convertible Preferred Stock. The number of shares of the 1997 Class A shall be limited to 1,000,000. The Board of Directors of the Company has the authority to establish and designate any shares of stock in series or classes and to fix any variations in the designations, relative rights, preferences and limitations between series as it deems appropriate, by a majority vote.

     The shares of the 1997 Class A Convertible Preferred Stock shall have no liquidation value, and shall be entitled to receive, out of any funds of the Company at the time legally available for the declaration of dividends, a per share participating dividend equivalent to that declared and or paid with respect to a share of Common Stock.

     At any time after June 30, 2000, the Company, at the option of the Board of Directors, may redeem the whole of or part of, the 1997, Class A Convertible Preferred Stock by paying in cash $ .001 per share and in addition an amount equal to all unpaid dividends.

                          PACEL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


     The 1997 Class A Convertible Preferred Stock shall not have voting rights, and are convertible at anytime into an equal number of shares of Common Stock provided the Company achieves the following gross revenues in the years ended December 31, 1997, 1998 and 1999: 250,000 shares upon attainment of $ 1,000,000 in annual revenues, an additional 250,000 shares upon the attainment of $ 2,000,000 in annual revenues, an additional 250,000 shares upon attainment of $ 3,000,000 in annual revenues, and an additional 250,000 shares upon the attainment of $ 4,000,000 in annual revenues. The 1997 Class A Convertible Preferred Stock has expired. No shares were issued.

     b)   Common Stock:

     The authorized common stock of the Company consists of 40,000,000 shares at December 31, 1999 and 1998 without par value. In April of 1998 the Company effected a forward recapitalization of the number of shares of common stock outstanding in a ratio of 4 to 1 restating the number of shares of common stock outstanding from 4,410,000 to 18,825,200 shares of common stock without par value. In May, 1997 the Company effected a forward recapitalization of the number of shares of common stock outstanding in a ratio of 30,000 to 1 restating the number of shares of common stock outstanding from 147 shares, $1.00 par value per share to 4,410,000 shares of common stock without par value. In October 1999, the Company effected a one-for-four reverse split restating the number of common shares as of December 31, 1998 from 23,337,298 to 5,834,325. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.

10) Related Party Transactions:

     a)   Issuance of Common Stock:

     The Company sold and aggregate of 100 shares to David and F. Kay Calkins for $2,000. These shares were split in May 1997 in a ratio of 30,000 to 1 restating the number of common shares owned by David and F. Kay Calkins from 100 to 3,000,000 after adjustments for splits and reverse splits.

     b)   Officers Loans:

     The Company borrowed an aggregate of $11,320 from David and F. Kay Calkins. The loan was payable on demand with interest at 9%. As of March 31, 1997, they each received 500,000 shares of Class "A" Preferred Stock in consideration of the cancellation of the indebtedness of $11,320.

                          PACEL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


     The Company recorded a liability to David and F. Kay Calkins in the amount of $14,000 and $119,000 at December 31, 1999 and December 31, 1998 respectively, for accrued payroll. On September 30, 1999 the Company issued an Option to David and F. Kay Calkins to purchase 625,000 shares of common stock at $.16 per share in lieu of $50,000 of compensation owed. The market price of the shares at the grant date was $.32. As a result, additional compensation expense was recorded in the amount of $100,000 on September 30, 1999.

     c)   Employment Agreements:

     In 1999 the Company entered into employment agreements with David and F. Kay Calkins. At base salaries of $125,000 and $110,000 per year respectively, and are eligible for retroactive increases based on earnings per share of the Company.

11) Business and Credit Concentrations:

     The amount reported in the financial statements for cash, trade accounts receivable and investments approximates fair market value. Because the difference between cost and the lower of cost or market is immaterial, no adjustment has been recognized and investments are recorded at cost.

     Financial instruments that potentially subject the company to credit risk consist principally of trade receivables. Collateral is generally not required.

12) Comprehensive Income

     At December 31, 1999 and 1998 net income and comprehensive income were substantially the same.

13) Stock Option Plan:

     a.   Nonstatutory Stock Option Plan

     In May 1997, the Company adopted the Fiscal 1997 Nonstatutory Stock Option Plan (the "Plan"). 1,000,000 Common Shares were reserved under the Plan. The Plan is administered by the Board of Directors. 500,000 options have been issued under the Plan exercisable at $1.25 for a period of three years. An aggregate of 300,000 of those options were issued to F. Kay and David Calkins.

                          PACEL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

     Stock options under the Plan may be granted to employees, officers, directors, consultants of the Company or any other parties who have made a significant contribution to the business and success of the Company. The exercise price under the Plan may be more, equal to or less than the then current market price of the Common Shares as deemed to be appropriate.

     25,000 stock options were issued at a market price of $.20 per share and vest immediately.

     b.   Key Employee Stock Option Plan

     In June, 1998 the Company adopted the Key Employees Stock Option Plan. 250,000 shares were reserved under the Plan. The Plan is administered by the Board of Directors. Options are granted at market price the date of the grant and vest 20% per year. Options for 125,000 shares have been issued under the plan, with an exercisable price between $.20 and $.32 per share, and a five year vesting period. Options for 10,000 shares have vested.

14) Subsequent Events

     On February 11, 2000 the Company completed an SB-2 filing to raise $3,000,000. To date the Company has received over $1,000,000 net of expenses and has a commitment for the balance.

     On February 14, 2000 the board of directors granted David and F. Kay Calkins each options purchase 1,399,031 shares of the Company's common stock at an exercise price of $.21.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PACEL CORP.


                                       By: /s/ David E. Calkins
                                          -----------------------------
                                          David E. Calkins
                                          Chairman of the Board, President and
                                          Chief Executive Officer
                                          (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



/s/ David E. Calkins                           /s/ F. Kay Calkins
-------------------------------------          ---------------------------------
David E. Calkins                               F. Kay Calkins
Chairman of the Board, President               Director, Secretary and Treasurer
 and Chief Executive Officer
(Principal Executive, Accounting
 and Financial Officer)

Date:  May 11, 2000                            Date: May 11, 2000


/s/ Keith P. Hicks                             /s/ James D. Willett, Ph.D.
-------------------------------------          ---------------------------------
Keith P. Hicks                                 James D. Willett, Ph.D.
Director                                       Director

Date:  May 11, 2000                            Date: May 11, 2000


/s/ Thomas Southerly
-------------------------------------
Thomas Southerly
Director


Date:  May 11, 2000