Form 10QSB
period 2000-03-31
PACEL CORP
filed 2000-05-15
CIK 1044490

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                        --------------------------------

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended March 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________


                         Commission file number 000-29459


                                   PACEL CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Virginia                                           54-1712558
------------------------------                           -----------------
(State or other jurisdiction                             (I.R.S. Employer
    of incorporation or                                  Identification or
       organization)                                         number)


           8870 Rixlew Lane, Suite 201, Manassas, Virginia 20109-3795
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (703) 257-4759
--------------------------------------------------------------------------------
                           (issuer's telephone number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day Yes [X] No [ ]

           Transitional Small Business Disclosure Format (check one):


                                  Yes  [ ]     No  [X]

     State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:

     As of May 12, 2000, there were 18,220,876 shares of the Registrant's common stock outstanding.

                          PACEL CORP. AND SUBSIDIARIES
                                      INDEX

                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION (unaudited)

Item 1.  Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets as of
                  March 31, 2000 and December 31, 1999                       3

                  Consolidated Condensed Statements of Operations
                  for the Three Months Ended March 31, 2000 and 1999         4

                  Consolidated Condensed Statements of Cash
                  Flows for the Three Months Ended March 31,
                  2000 and 1999                                              5

                  Notes to Consolidated Condensed Financial
                  Statements                                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7

PART II. OTHER INFORMATION                                                   9

Signature Page                                                              10

                          PACEL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                              ASSETS
                                                                       March 31,        December 31,
                                                                         2000               1999
                                                                       Unaudited          Audited
                                                                      ----------        ------------
Current assets:
   Cash and cash equivalents                                          $  275,983          $  95,631
   Accounts receivable, net of allowance for doubtful
    accounts of $6,608 and $2,336 respectively                            30,870             41,577
   Inventory                                                              17,763             13,680
   Other receivables                                                       9,814                  -
   Prepaid expenses                                                      107,489             11,867
   Escrow deposit                                                        138,120                  -
                                                                      ----------          ---------
      Total current assets                                               580,039            162,755
                                                                      ----------          ---------

Property and equipment, net                                               47,796             48,880
                                                                      ----------          ---------

Non-current assets:
     Note receivable                                                      71,000             71,000
     Good-will                                                             9,729             10,270
     Security deposits                                                     8,149              7,985
                                                                      ----------          ---------
        Total non-current assets                                          88,878             89,255
                                                                      ----------          ---------
      Total assets                                                    $  716,713          $ 300,890
                                                                      ==========          =========


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes payable                                                      $   50,000          $  50,000
   Accounts payable                                                      272,415            291,812
   Loans payable officers-Stockholders                                    39,000             14,000
   Accrued expense                                                       108,552            211,921
                                                                      ----------          ---------
      Total current liabilities                                          469,967            567,733
                                                                      ----------          ---------

Minority interest
Commitments:

Stockholders' equity (deficit)
   Preferred stock, no par value,
     no liquidation value, 5,000,000 shares
     authorized, issued 1,000,000 shares
     1997 class A convertible preferred stock                             11,320             11,320
   Common stock - no par value,
     40,000,000 shares authorized 2000 and 1999,
     18,083,876 and 13,990,313 shares outstanding
     in 2000 and 1999 respectively                                     3,488,854          2,394,129
   Cumulative currency translation adjustment                            (17,447)            (4,807)
   Deficit                                                            (3,235,981)        (2,667,485)
                                                                     -----------         ----------
         Total stockholders' equity (deficit)                            246,746           (266,843)
                                                                     -----------         ----------

   Total liabilities and stockholders' equity (deficit)              $   716,713         $  300,890
                                                                     ===========         ==========

                          PACEL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   UNAUDITED


                                                                        2000                 1999
                                                                        ----                 ----
 Net Sales                                                          $    57,988          $   15,959
                                                                    -----------          ----------



Operating costs and expenses:

      Research and development                                          351,625              66,576
      Depreciation                                                        4,593               4,052
      Interest expense                                                   34,625                 136
      Selling, general and administrative                               235,641              43,916
                                                                    -----------          ----------

     Total operating costs and expenses                                 626,484             114,680
                                                                    -----------          ----------

           Net (loss)                                               $  (568,496)            (98,721)
                                                                    ===========          ==========


Net  (loss) per common share
     Basic                                                                (0.04)              (0.02)
     Diluted                                                              (0.04)              (0.02)


Weighted Average shares outstanding
     Basic                                                           14,067,227           6,507,825
     Diluted                                                         14,067,227           6,507,825




          See accompanying notes to consolidated financial statements.

                         PACEL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED MARCH 31,
                                   UNAUDITED


                                                                        2000               1999
                                                                        ----               ----
Cash flows from operating activities:
   Net (loss)                                                       $  (568,496)       $   (98,721)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
   Depreciation                                                           4,593              4,052
   Provision for bad debts                                                4,272                  -
   Other non cash items                                                  62,725            133,717
Increase (Decrease) in Cash from changes in:
    Accounts receivable                                                   6,435              1,463
    Inventory                                                            (4,083)                 -
    Other receivables                                                    (9,814)                 -
    Prepaid expenses                                                    (95,622)                 -
    Escrow deposit                                                     (138,120)                 -
    Security deposits                                                      (164)                 -
    Accounts payable                                                    (19,397)           (17,672)
    Accrued expense                                                    (103,369)          (123,168)
                                                                    ------------        -----------
      Net cash (used in) operating activities                          (861,040)          (100,329)

Cash flows from investing activities:
    Purchase of property and equipment                                   (2,968)            (2,076)
    Proceeds from principal payment received                                  -                  -
                                                                   ------------        -----------

       Net cash used in investing activities                             (2,968)            (2,076)
                                                                   ------------        -----------

Cash flows from financing activities:
   Loans from shareholders                                               25,000                  -
   Notes payable                                                              -            (35,000)
   Proceeds from sale of common stock                                 1,032,000            257,295
                                                                   ------------        -----------

   Net cash provided by financing activities                          1,057,000            222,295
                                                                   ------------        -----------
   Effect of exchange rates on cash                                     (12,640)                 -

Net increase in cash and cash equivalents                               180,352            119,890

Cash and cash equivalents at beginning of year                           95,631             28,857
                                                                   ------------        -----------
Cash and cash equivalents at end of year                           $    275,983        $   148,747
                                                                   ============        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

     Cash paid for interest                                               1,727


          See accompanying notes to consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FIANCIAL STATEMENTS

                                    UNAUDITED
                                 MARCH 31, 2000


     1.       Basis of Presentation


The unaudited financial statements included in the Form 10-QSB have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. The financial information furnished herein reflects all adjustments, which in the opinion of management are necessary for a fair presentation of the Company's financial position. The results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to such rules and regulations.

These interim statements should be read in conjunction with the audited December 31, 1999 consolidated financial statements and related notes included in the Company's year ended certified financial statements. The results of operations for the three months are not necessarily indicative of the operating results for the year. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for any interim period are not necessarily indicative of the results for the full year.


     2.       Stock options

On February 14, 2000 the board of directors granted David and F. Kay Calkins each options to purchase 1,399,031 shares of the Company's common stock at an exercise price of $.21.

In connection with a commitment for $2,500,000 of financing the Company has issued options to purchase 250,000 shares of the Company's common stock for every $1,000,000 or proportion of capital provided, for $.4062 per share exercisable until April 2004.

On April 15, 2000 in consideration for certain consulting service the Company has issued warrants to purchase 50,000 shares of the Company's common stock for $5.00 per share (above market), exercisable until April, 2004.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table summarizes the basic results of operations for the periods indicated in the Consolidated Statement of Operations.

Three Months ended March 31, 2000 compared to the Three Months ended March 31, 1999


                                  Three Months Ended
                                        March 31,
                                ------------------------
                                   2000         1999
                                ---------      ---------

      Sales                      57,988          15,959
      Net Loss                  568,496          98,721
      Net Loss Per share         $(0.04)         $(0.02)


                                         Operating Expenses             Percent of Sales
                                         2000          1999           2000           1999
                                      ------------------------      ------------------------

 Research and development              351,625       66,576            606.4%       417.0%

 Depreciation                            4,593        4,052              7.9%        25.4%

       Interest expense                 34,625          136             59.7%          .8%

 Selling,General and Admin.            235,641       43,916            406.3%       275.2%

 Total Operating Costs and Expenses    626,484      114,680          1,080.3%       718.6%


Revenues - Total revenues increased 363% to $57,988 for the three months ended March 31, 2000 from $15,959 for the three months ended March 31, 1999. The increase is directly attributed to the sales generated from existing NATO contracts of Fairfax Communication Limited (FCL). We believe that with additional marketing FCL will have continued growth. Software sales were slightly lower than last year for the same period. The decrease is primarily attributed to the shifting of resources for development of Child Watch Software, which will be released late in the second quarter of this year. We will not see any substantial revenue from this product until the third quarter of this year.

Research and development - Research and development increased 528% to $351,625 for the three months ended March 31, 2000 from $66,576 for the three months ended March 31, 2000. The increase is attributed primarily to the development of the Child Watch software. The Child Watch software program is designed to secure and limit access to files on your hard drive, as well as protect your children from access to inappropriate web site, based on their age.

Selling, general and administrative expenses - Selling, general and administrative expenses increased 536% to $235,641 for the three months ended March 31, 2000 from $43,916 for the three months ended March 31, 1999. The increase is attributed primarily to the continued growth of the company.

Liquidity and Capital Resources

Three Months Ended March 31, 2000 Compared to three Months Ended March 31, 1999

Net cash used from operating activities for the three months ended March 31, 2000 and 1999 was $861,040 and $100,329, respectively. The use of cash in operating activities for the three months ended March 31, 2000 resulted primarily from the net loss and the reduction in accounts payable and accrued expenses.

Net cash used in investing activities for the three months ended March 31, 2000 and 1999 was $2,968 and $2,076, respectively. We continue to purchase additional computer and office equipment for the companies expansion.

Net cash provided by financing activities for the three months ended March 31, 2000 and 1999 was $1,057,000 and $222,295, respectively. The increase in cash provided was primarily attributable to the sale of common stock from the completion of the SB-2 filing.

At March 31, 2000, we had $275,983 in cash and cash equivalents. We have completed an SB-2 filing to raise $3,000,000. To date we have received over $1,000,000 net of expenses and have commitments for the balance. In consideration for a $2,500,000 commitment the company has issued options to purchase 250,000 shares of the Company's common stock for every $1,000,000 or proportion of capital provided, for $.4062 per share exercisable until April 2004. We anticipate that we will experience a substantial increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. We believe that the net proceeds of our recent offering of common stock, together with our existing cash and future forecasts relating to operations will be sufficient to working capital for the next twelve months.

Pacel has committed itself to the continued development and distribution of the Child Watch Software along with upgrading existing products and development of new software in the security area. Our goal is to be a leading edge provider of security software.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of matters to Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits 27. Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PACEL CORP.


Date: May 15, 2000                     By: /s/ David E. Calkins
                                          -----------------------------
                                          David E. Calkins
                                          Chairman of the Board, President and
                                          Chief Executive Officer
                                          (Duly Authorized Representative)