Form 10QSB
period 2000-06-30
PACEL CORP
filed 2000-08-11
CIK 1044490

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                        --------------------------------

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended June 30, 2000

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

     As of June 30, 2000, there were 25,472,409 shares of the Registrant's common stock outstanding.

                          PACEL CORP. AND SUBSIDIARIES
                                      INDEX

                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION (unaudited)

Item 1.  Consolidated Condensed Financial Statements

                  Consolidated Balance Sheets for the Six Months
                  Ended June 30, 2000 and December 31, 1999                  3

                  Consolidated Condensed Statements of Operations
                  for the Six Months Ended June 30, 2000 and 1999
                  and the Three Months Ended June 30, 2000 and 1999          4

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 2000 and 1999                    5

                  Notes to Consolidated Condensed Financial
                  Statements                                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7

PART II. OTHER INFORMATION                                                   9

Signature Page                                                              10

                          PACEL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   UNAUDITED





                               ASSETS
                                                                  June 30,             December 31,
                                                                    2000                    1999
                                                                 Unaudited                Audited
                                                                -----------            ------------
Current assets:
   Cash and cash equivalents                                    $   243,918            $    95,631
   Accounts receivable, net of allowance for doubtful
    accounts of $6,608 and $2,336 respectively                       32,426                 41,577
   Inventory                                                         19,221                 13,680
   Other receivables                                                 25,076                      -
   Prepaid expenses                                                  38,998                 11,867
   Escrow deposit                                                   139,240                      -
                                                                -----------            -----------
      Total current assets                                          498,879                162,755
                                                                -----------            -----------
Property and equipment, net                                         116,162                 48,880
                                                                -----------            -----------

Non-current assets:
   Note receivable                                                   71,000                 71,000
   Goodwill                                                           9,188                 10,270
   Security deposits                                                  7,970                  7,985
                                                                -----------            -----------
        Total non-current assets                                     88,158                 89,255
                                                                -----------            -----------
      Total assets                                              $   703,199            $   300,890
                                                                ===========            ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Notes payable                                                $   250,029            $    50,000
   Accounts payable                                                 195,100                291,812
   Loans payable officers-Stockholders                               14,000                 14,000
   Accrued expense                                                   65,770                211,921
                                                                -----------            -----------
      Total current liabilities                                     524,899                567,733
                                                                -----------            -----------

Minority interest
Commitments:

Stockholders' equity (deficit)
   Preferred stock, no par value,
     no liquidation value, 5,000,000 shares
     authorized, issued 1,000,000 shares
     1997 class A convertible preferred stock                        11,320                 11,320
   Common stock - no par value,
     40,000,000 shares authorized  2000 and 1999,
     25,472,409 and 13,990,313 shares outstanding in 2000
     and 1999, respectively                                       4,344,150              2,394,129
   Cumulative currency translation adjustment                        (7,845)                (4,807)
   Retained Loss                                                 (4,169,325)            (2,667,485)
   Total stockholders' equity (deficit)                             178,300               (266,843)
                                                                -----------            -----------

   Total liabilities and stockholders' equity (deficit)         $   703,199            $   300,890
                                                                ===========            ===========

          See accompanying notes to consolidated financial statements.

                                       3

                          PACEL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   UNAUDITED

                                                     Six months         Six months        Three months     Three months
                                                       Ended              Ended              Ended             Ended
                                                      June 30,            June 30,          June 30,         June 30,
                                                        2000               1999               2000             1999
                                                     ----------         -----------       ------------     ------------

Net Sales                                            $   115,957        $    30,543        $   57,969       $   14,584
                                                     -----------        -----------        ----------       ----------
Operating costs and expenses:

      Research and development                           873,579            374,355           521,953           307,779
      Depreciation                                        14,374              4,052             9,781                 -
      Interest expense                                    41,668                136             7,043                 -
      Selling, general and administrative                707,844            248,386           472,205           204,470
                                                     -----------        -----------        ----------        ----------

     Total operating costs and expenses                1,637,465            626,929         1,010,982           512,249
                                                     -----------        -----------        ----------        ----------

           Net (loss)                                $(1,521,508)          (596,386)         (953,013)         (497,665)
                                                     ===========        ===========        ==========        ==========

Net (loss) per common share
     Basic                                                 (0.09)             (0.07)            (0.05)            (0.08)
     Diluted
                                                           (0.09)             (0.07)            (0.05)            (0.08)
Weighted Average shares outstanding
     Basic                                            16,283,604          8,083,629        18,375,177         6,507,825
     Diluted                                          16,283,604          8,083,629        18,375,177         6,507,825



          See accompanying notes to consolidated financial statements.

                         PACEL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   UNAUDITED


                                                                2000               1999
                                                                ----               ----
Cash flows from operating activities:
   Net (loss)                                               $(1,521,508)        $  (596,386)
Adjustments to reconcile net (loss) to net cash
 (used in) operating activities:
   Depreciation                                                  14,374                   -
   Provision for bad debts                                        4,272              13,850
   Other non cash items                                          57,154             221,865
Increase (Decrease) in Cash from changes in:
    Accounts receivable                                           4,880             (10,105)
    Inventory                                                    (5,541)                  -
    Other receivables                                           (25,076)             (6,650)
    Prepaid expenses                                            (27,131)            (20,000)
    Escrow deposit                                             (139,240)                  -
    Security deposits                                               (15)                  -
    Accounts payable                                           (105,282)           (207,662)
    Accrued expense                                            (118,451)             52,671
                                                           ------------         ------------
 Net cash (used in) operating activities                     (1,861,564)           (552,417)

Cash flows from investing activities:

    Purchase of property and equipment                          (81,656)                  -

       Net cash used in investing activities                    (81,656)                  -
                                                           ------------         -----------
Cash flows from financing activities:
   Loans from shareholders
                                                                                     (5,000)
   Notes payable                                                250,000             (35,000)
   Proceeds from sale of common stock                         1,844,545             811,373
                                                           ------------         -----------

   Net cash provided by financing activities                  2,094,545             776,373
                                                           ------------         -----------
Effect of exchange rates on cash                                 (3,038)                  -

Net increase in cash and cash equivalents                       148,287             218,956

Cash and cash equivalents at beginning of year                   95,631              28,857
                                                           ------------         -----------
Cash and cash equivalents at end of period                 $    243,918         $   247,813
                                                           ============         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
     Cash paid for interest                                      41,668



          See accompanying notes to consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FIANCIAL STATEMENTS

                                    UNAUDITED
                                  JUNE 30, 2000


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

These interim statements should be read in conjunction with the audited December 31, 1999 consolidated financial statements and related notes included in the Company's year ended certified financial statements. The results of operations for the six months are not necessarily indicative of the operating results for the year. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for any interim period are not necessarily indicative of the results for the full year.


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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six Months ended June 30, 2000 Compared to the Six Months ended June 30, 1999

For the six months ended June 30, 2000, product sales were $115,957 compared to $30,543 for the six months ended June 30, 1999 an increase of 85,414. The Company intends to continue to focus its efforts on the marketing of Child Watch software and anti-virus software. Sales of the Company's Child Watch software have not been realized due to marketing delays. We do not expect to see any substantial revenue from this product until at least the fourth quarter. The increase in sales is directly attributed to the sales generated from existing NATO contracts of Fairfax Communication Limited (FCL). We believe that with additional marketing FCL will have continued growth. EB Stors' contribution to sales for these periods was minimal. EB Stor is starting to expand its marketing efforts and we expect to see revenues from this effort in the first quarter of 2000.

Research and development expenses for the six months ended June 30, 2000 were $873,579 compared to $374,355 for the six months ended June 30, 1999, an increase of $499,224. The increase is attributed primarily to the continued enhancement of the Child Watch software. The Child Watch software program is designed to secure and limit access to files on your hard drive, as well as protect your children from access to inappropriate web sites, based on their age. We have also developed anti-virus software to protect computer from all types of computer viruses. It is a unique system that co-exists and interacts with the Windows Operating system and monitors file activity and processes to provide a sturdy and robust PC security environment. The Company expects these costs to remain constant in the near term because, as software goes from development to production, we expect to continue development of new software products at or about the same cost. Resources to be allocated to the marketing of these products are expected to comprise approximately 40% of total expenses for six months to a year.

Selling, general and administrative expenses were $707,844 for the six months ended June 30, 2000 compared to $248,386 for the six months ended June 30, 1999 an increase of $459,458. The increase is attributed primarily to the continued growth of the Company, and building of the management infrastructure.

Three  Months  ended June 30, 2000  Compared to the Three  Months ended June 30,
1999

For the three months ended June 30, 2000, product sales were $57,969 compared to $14,584 for the three months ended June 30, 1999 an increase of $43,385. The increase in sales is directly attributed to the sales generated from existing NATO contracts of FCL. We believe that with additional marketing, FCL will have continued growth.

Research and development expenses for the three months ended June 30, 2000 were $521,953 compared to $307,779 for the three months ended June 30, 1999, an increase of $214,174. The increase is attributed to the same items discussed above.

Selling, general and administrative expenses were $472,205 for the three months ended June 30, 2000 compared to $204,470 for the three months ended June 30, 1999, an increase of $267,735. The increase is attributed primarily to the continued growth of the Company.

Liquidity and Capital Resources

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Net cash used from operating activities for the six months ended June 30, 2000 and 1999 was $1,861,564 and $552,417 respectively. The use of cash in operating activities for the six months ended June 30, 2000 resulted primarily from the net loss and the reduction in accounts payable and accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2000 and 1999 was $81,656 and $0 respectively. We continue to purchase additional computer and office equipment for the companies expansion.

Net cash provided by financing activities for the Six Months Ended June 30, 2000 and 1999 was $2,094,545 and $776,373 respectively. The increase in cash provided was primarily attributable to the sale of common stock from the registered offering.

At June 30, 2000, we had $243,918 in cash and cash equivalents. We have an effective registration statement with the SEC to raise $3,000,000. To date we have received over $2,000,000 net of expenses and have commitments for the balance. We will continue to have significant capital requirements due to substantial increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

At the current time our expenditures are exceeding our limited revenues on a monthly basis. While we expect our revenues to increase during the coming year, we will continue to deplete our cash resources from our current public offering. In the event we do not develop and market our existing products quickly we will require additional financing. We have no current arrangements with respect to, or potential sources of, additional financing and we do not anticipate that existing shareholders will satisfy any portion of our future financing requirements. We cannot assure you that any additional financing will be available to us when needed, on commercially reasonable terms, or at all. If we are unable to obtain additional financing when needed, this may have a material adverse effect on us, including the curtailment of our product development, marketing and expansion activities.

PACEL has committed itself to the continued development and distribution of the Child Watch Software, along with upgrading existing products and development of new software in the security area. Our goal is to be a leading edge provider of security software. Depending on the demand for the Child Watch Software, the company may have to raise additional funds through the issuance of equity, debt or other securities.

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

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PACEL CORP.


Date: August 11, 2000                 By: /s/ David E. Calkins
                                          -----------------------------
                                          David E. Calkins
                                          Chairman of the Board, President and
                                          Chief Executive Officer
                                          (Duly Authorized Representative)