Form 10QSB
period 2000-09-30
PACEL CORP
filed 2000-11-14
CIK 1044490

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

____________________________________________

FORM 10-QSB

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000

OR

[  ]        TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
             SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission File Number 0-29459

PACEL CORP.

(Exact name of registrant as specified in its charter)

Virginia	54-1712558
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

8870 Rixlew Lane, Suite 201, Manassas, Virginia	20109-3795
(Address of principal executive offices)	(ZIP Code)

Registrant's telephone number, including area code: (703) 257-4759

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day:

Yes [X]       No [  ]

Transitional Small Business Disclosure Format (check one)

Yes [  ]       No [X]

       State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:

       As of September 30, 2000, there were [30,570,560] shares of the Registrant's common stock outstanding.

NEXT PAGE

PACEL CORP. AND SUBSIDIARIES

i
NEXT PAGE
PACEL CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
ASSETS
	September 30,	December 31,
	2000	1999
	Unaudited

Current assets:
Cash and cash equivalents	$ 90,928	$ 95,631
Accounts receivable, net of allowance for doubtful accounts	36,982	41,577
of $2,934 and $2,336 respectively
Inventory	28,086	13,680
Other receivables	22,942	---
Prepaid expenses	322	11,867
Total current assets	179,260	162,755

Property and equipment, net	150,104	48,880

Non-current assets:
Note receivable	71,000	71,000
Goodwill	8,647	10,270
Security deposits	7,970	7,985
Total non-current assets	87,617	89,255
Total assets	$ 416,981	$ 300,890

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Notes payable	$454,132	$ 50,000
Accounts payable	243,099	291,812
Loans payable officers-Stockholders	4,000	14,000
Accrued expense	143,467	211,921
Total current liabilities	844,698	567,733

Minority interest
Commitments:

Stockholders' equity (deficit)
Preferred stock, no par value,
no liquidation value, 5,000,000 shares
authorized, issued 1,000,000 shares
1997 Class A Convertible Preferred Stock	11,320	11,320
Common stock - no par value,
40,000,000 shares authorized 2000 and 1999,
30,570,560 and 13,990,313 shares outstanding in 2000
and 1999, respectively	4,748,833	2,394,129
Cumulative currency translation adjustment	(10,969)	(4,807)
Deficit	(5,176,901)	(2,667,485)
Total stockholders' equity	(427,717)	(266,843)

Total liabilities and stockholders' equity (deficit)	$ 416,981	$300,890

See accompanying notes to consolidated financial statements

NEXT PAGE

PACEL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED

	Nine months Ended	Nine months Ended	Three months Ended	Three months Ended

	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999

Net Sales	$ 131,876	$ 37,955	$15,919	$ 7,412

Operating costs and expenses:
Research and development	926,382	554,972	$ 52,803	180,617
Depreciation & Amortization	21,460	5,619	7,086	1,567
Interest expense	52,772	1,696	11,104	1,560
Selling, general and administrative	1,640,679	445,746	932,835	197,360

Total operating costs and expenses	2,641,293	1,008,033	1,003,828	381,104

Net (loss)	$(2,509,417)	$ (970,078)	$ (987,909)	$(373,692)

Net (loss) per common share
Basic	(0.12)	(0.12)	(0.04)	(0.05)
Diluted	(0.12)	(0.12)	(0.04)	(0.05)

Weighted Average shares outstanding

Basic	21,016,674	8,083,629	22,378,608	8,083,629
Diluted	21,016,674	8,083,629	22,378,608	8,083,629

See accompanying notes to consolidated financial statements

NEXT PAGE

PACEL CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, UNAUDITED

	2000	1999

Cash flows from operating activities:
Net (loss)	$ (2,509,417)	$ (970,078)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	21,460	5,619
Provision for Bad Debts	598	---
Other non cash items	57,791	206,297
Increase (Decrease) in Cash from changes in:
Accounts receivable	3,997	(11,410)
Other receivables	(22,942)	55,350
Inventory	(14,406)	---
Other assets	---	1,100
Security deposits	15	(572)
Good will	1,623
Prepaid expenses	11,545	(18,750)
Accounts payable	(48,713)	(55,924)
Accrued expense	(68,454)	---
Loans Payable Officers-Stockholders	(10,000)	---
Net cash (used in) operating activities	(2,576,903)	(788,368)

Cash flows from investing activities:

Purchase of property and equipment	(122,683)	(11,298)
Notes Receivable	---	1,000

Net cash used in investing activities	(122,683)	(10,298)

Cash flows from financing activities:

Notes payable	404,132	(17,840)
Proceeds from sale of common stock	2,296,913	913,564

Net cash provided by financing activities	2,701,045	895,724
Effect of exchange rates on cash	(6,162)	---

Net increase in cash and cash equivalents	(4,703)	97,058

Cash and cash equivalents at beginning of year	95,631	28,857

Cash and cash equivalents at end of period	$ 90,928	$ 125,915

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	3,128	1,583

See accompanying notes to consolidated financial statements

NEXT PAGE

PACEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2000

1. Basis of Presentation

The unaudited financial statements included in the Form 10-QSB have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. The financial information furnished herein reflects all adjustments, which in the opinion of management are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to such rules and regulations.

These interim statements should be read in conjunction with the audited December 31, 1999 consolidated financial statements and related notes included in the Company's year ended certified financial statements. The results of operations for the nine months are not necessarily indicative of the operating results for the year. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for any interim period are not necessarily indicative of the results for the full year.

2. Stock Options

On February 14, 2000 the board of directors granted David and F. Kay Calkins each options to purchase 1,399,031 shares of the Company's common stock at an exercise price of $.21.

In connection with a commitment for $2,500,000 of financing the Company has issued options to purchase 250,000 shares of the Company's common stock for every $1,000,000 or proportion of capital provided, at $.4062 per share exercisable until April 2004.

On April 15, 2000 in consideration for certain consulting service the Company has issued warrants to purchase 50,000 shares of the Company's common stock for $5.00 per share (above market), exercisable until April, 2004.

NEXT PAGE

FORWARD-LOOKING STATEMENTS

        When used in this document and in our filings with the Securities and Exchange Commission, in our press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, that could cause our actual results to differ materially from our historical results and those we presently anticipate or project. You should not place undue reliance on any forward-looking statements, which speak only as of the date made. Various factors could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements we express with respect to future periods in any current statement. These factors include, but are not limited to, the following: increases in our operating expenses outpacing our revenues; our inability to expand our sales and distribution channels; the failure of strategic relationships to implement and promote our software products; the failure of third parties to develop software components necessary for the integration of applications using our software; and the use of our intellectual property by others.

       We do not undertake--and we specifically decline any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Business

PACEL Corp.'s mission is to provide consumers and businesses with a full suite of products and services that provide secure connectivity to and from the Internet, including e-commerce transactions and personnel and company data security. To that end PACEL Corp. and it's subsidiaries have been developing products and methods that meet that need for both families and companies. The ChildWatch software suite of programs puts the controls for family computer usage, including internet filtering, access controls and community support for finding missing and abducted children in the hands of the parents and is readily available at Zany Brany and Electronic Boutique stores nationally. "e-Centurion" our latest technology advancement (patent pending) software product will provide complete file and data security. This new software is designed to guard both the Inner Door (full protection on your PC from existing and new viruses (i.e., the Love Bug, and someone trying to penetrate your PC and by-pass your password) and the Outer Door (full intruder protection from Internet data collection devices and programs or hackers). Our current goal is to utilize and extend these technologies in the production of derivative products to provide secure Internet connectivity and enhanced desktop security for customers in the home and business marketplaces.

Since its inception, EBStor, our majority owned subsidiary, has focused on developing and hosting traditional and secure e-commerce web sites for a number of customers. EBStor's experience in creating e-commerce solutions provides the core for the server side connection to the Internet and has positioned it for expansion into the Internet Service Provider (ISP) arena. By implementing security zones from the desktop, through the public network via encryption to the server, EBStor can provide a Total Secure Service Connection. This capability will provide clients with a complete package of secure Internet solutions including desktop security, e-mail, e-commerce, Internet connectivity and services that is not currently offered by competing ISP providers. With the addition of these ISP capabilities EBStor will become a single source provider who fulfills "customer needs" using a unique approach that wraps the customer's data integrity, connectivity, and communications within an architecture that emphasizes safety and security.  We are currently considering the possibility of affiliating with, acquiring or developing an ISP that would provide the natural bridge and connectivity for both the software products, the Internet capabilities of EBStor.com, and our security software, for which we have recently filed a patent application. The inclusion of an ISP combined with our security products will allow PACEL to offer a total family friendly web solution with internal and external security, and freedom from unwanted exposures to pornographic materials. These capabilities combined with the EBStor.com web design, development, marketing consulting, e-mail and e-commerce capabilities will provide a one-stop-shopping center for businesses of all sizes.

Specifically, our goals for 2000 and beyond are as follows:

  Develop and establish "Branding" of PACEL Corp. and EBStor as Secure Internet Solutions Providers.

  Capture small to medium sized businesses that require a "professional" web presence and customized access to the Internet.

  Capture niche organizational markets through creation of custom portals specifically designed to support the needs and requirements of members/associates.

  Provide value-added services including Internet marketing consultation, competitor research, customized competition driven web searches, customized Internet computer based training, and strategically associated alliances.

We plan to expand our services while maintaining the same core management team for PACEL and EBStor that has the experience in keeping the company on the leading edge of technology. We will need to maintain and increase our staff by adding individuals who are experienced and knowledgeable, and we must provide them with training to upgrade their expertise as technology changes. It will be necessary to obtain the financing to supplement the company's revenues as we continue to service existing clients, generate additional clients, and expand our capabilities to provide full Internet and security services to our clients.

NEXT PAGE

Results of Operations

The following summarizes the basic results of operations for the periods indicated in the Consolidated Statement of Operations.

Nine Months Ended
September 30, 2000 Compared to the Nine Months Ended September 30, 1999.

For the nine months ended September 30, 2000, product net sales were $131,876 compared to $37,955 for the nine months ended September 30, 1999 an increase of 93,921. The increase in sales is directly attributed to the sales generated from existing NATO contracts of Fairfax Communication Limited (FCL). We believe that with additional marketing FCL will have continued growth. The Company intends to continue to focus its efforts on the marketing of Child Watch software and e-Centurion, the anti-virus software. Sales of Child Watch software have not been realized due to marketing delays. We do not expect to see any substantial revenue from this product until the first quarter 2001. The Company owns 80% of EB Stor, which is starting to expand its marketing efforts and we expect to see revenues from this effort in the first quarter of 2001. However, EB Stor's contribution to sales for these periods was minimal.

Research and development expenses for the nine months ended September 30, 2000 were $926,382 compared to $554,972 for the nine months ended September 30, 1999, an increase of $371,410. The increase is attributed primarily to the continued enhancement of the Child Watch software. The Child Watch software program is designed to secure and limit access to files on your hard drive, as well as protect your children from access to inappropriate web sites, based on their age. We have also developed e-Centurion, anti-virus software to protect computers from various types of computer viruses. We believe it is a unique system that co-exists and interacts with the Windows Operating system and monitors file activity and processes to provide a sturdy and robust PC security environment. The Company expects our research and development costs to remain constant in the near term as software goes from development to production. In addition, we expect to continue development of new software products at or about the same cost.

Selling, general and administrative expenses were $1,640,679 for the nine months ended September 30, 2000 compared to $445,746 for the nine months ended six months ended September 30, 1999 an increase of $1,194,933. The increase is attributed primarily to the continued growth of the Company, expansion of the sales force and distribution sources, and building of the management infrastructure.

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

For the three months ended September 30, 2000, product sales were $15,919 compared to $7,412 for the three months ended September 30, 1999 an increase of $8,507. The increase in sales is directly attributed to the sales generated from existing NATO contracts of FCL. We believe that with additional marketing, FCL will have continued growth.

Research and development expenses for the three months ended September 30, 2000 were $52,803 compared to $180,617 for the three months ended September 30, 1999, a decrease of $127,814. Research and development expenses decreased during the most recent quarter as the Company began to switch its focus from development to sales.

Selling, general and administrative expenses were $932,835 for the three months ended September 30, 2000 compared to $197,360 for the three months ended September 30, 1999, an increase of $735,475. The increase is attributed primarily to the continued growth of the Company, expansion of the sales force, expanding distribution sources, the building of the management infrastructure, and a switch in focus from software development to sales.

NEXT PAGE

Liquidity and Capital Resources

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Net cash used from operating activities for the nine months ended September 30, 2000 and 1999 was $2,576,903 and $788,368 respectively. The use of cash in operating activities for the nine months ended September 30, 1999 resulted primarily from the net loss and the reduction in accounts payable, and accrued expenses.

Net cash used for the purchase of equipment for the nine months ended September 30, 2000 and 1999 was $122,683 and $10,298 respectively. We continue to purchase additional computer and office equipment for the company's expansion.

Net cash provided by financing activities for the nine months ended September 30, 2000 and 1999 was $2,701,045 and $895,724 respectively. The increase in cash provided was primarily attributable to the sale of common stock from the registered offering.

At September 30, 2000, we had $90,928 in cash and cash equivalents. We have an effective registration statement with the SEC to raise up to $3,000,000. As of September 30, 2000 we had received approximately $2,250,000 net of expenses. Subsequent to September 30, 2000, we received approximately $80,000 net of expenses. We will continue to have significant capital requirements due to the substantial increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

At the current time our expenditures are exceeding our limited revenues on a monthly basis. While we expect our revenues to increase during the coming year, we will continue to deplete our cash resources and we will require additional financing. We have no current arrangements with respect to, additional financing and we do not anticipate that existing shareholders will satisfy any portion of our future financing requirements. We cannot assure you that any additional financing will be available to us when needed, on commercially reasonable terms, or at all. If we are unable to obtain additional financing when needed, this may have a material adverse effect on us, including the curtailment of our product development, marketing and expansion activities. The ability of the Company to continue as a going concern is dependent upon the Company obtaining additional financing.

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

NEXT PAGE

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

                  None.

Item 2.       Changes in Securities and Use of Proceeds

                  None.

Item 3.       Defaults Upon Senior Securities

                  None.

Item 4.       Submission of Matters to a Vote of Security Holders

                  None.

Item 5.       Other Information

                  None.

Item 6.       Exhibits and Reports on Form 8-K

                  (a) Exhibits 27. Financial Data Schedule

                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

NEXT PAGE

       Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

PACEL CORP. Registrant
Date: November 14, 2000	\s\David E. Calkins David E. Calkins, Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)
Date: November 14, 2000	\s\Lyndon C. Thompson Lyndon C. Thompson, Controller (Principle Financial Officer)