Form 10KSB
period 2000-12-31
PACEL CORP
filed 2001-04-03
CIK 1044490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000
OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to __________________

         Commission file number 000-29459

PACEL CORPORATION

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1712558 (I.R.S. Employer Identification No.)
8870 Rixlew Lane, Suite 201, Maassas, Virginia (Address of principal executive offices)	20109-3795 (Zip Code)

Registrant's telephone number, including area code:   (703) 257-4759

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, no par value per share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $244,971

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on the Over-the-Counter Electronic Bulletin Board as of February 28, 2001 was $4.1 million.)

As of February 28, 2001, there were issued and outstanding 47,161,556 shares of the Issuer's common stock.

Transitional Small Business Disclosure Format (Check one): Yes ____; No X

NEXT PAGE

NEXT PAGE

Forward-Looking Statements

       When used in this document and in our filings with the Securities and Exchange Commission, in our press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, that could cause our actual results to differ materially from our historical results and those we presently anticipate or project. You should not to place undue reliance on any forward-looking statements, which speak only as of the date made. Various factors could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements we express with respect to future periods in any current statements. These factors include, but are not limited to, the following: increases in our operating expenses outpacing our revenues; our inability to expand our sales and distribution channels; the failure of strategic relationships to implement and promote our software products; the failure of third parties to develop software components necessary for the integration of applications using our software; and the use of our intellectual property by others.

       We do not undertake, and we specifically decline any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

       You should read the following discussion together with "Selected Consolidated Financial Data," and our consolidated financial statements and the notes to those financial statements included elsewhere in this document.

PART I

Item 1. Business

Business Overview

       PACEL Corp is a software applications development company and systems integrator located approximately 30 miles outside of Washington, D.C, in Manassas, VA. We specialize in providing innovative software products for clients in the commercial, industrial and government marketplace. We also offer a full line of Internet services and provide Information Technology consulting services. PACEL has continued to develop Commercial Off the Shelf (COTS) software security programs that are setting the "Pace in Internet Security". These products in conjunction with our Internet business, allow us to provide a full suite of services and products that include secure connectivity to and from the Internet, content design and secure transaction services

       In October, 1999 PACEL Corp acquired Fairfax Communications Limited (FCL) as a wholly owned subsidiary. FCL specializes in providing Information Technology consulting services, hardware and COTS software products to industrial and government marketplaces. During fiscal year 2000 FCL won a contract extension for the Blanket Ordering Agreement with NATO to provide products and services. The company was reorganized to focus on marketing and sales, and the technology functions were integrated into PACEL's home office functions. During this same period PACEL formed an 80% owned subsidiary, E-Business-Stor.com (EBStor), a web site and e-commerce development and hosting company. David E. Calkins and F. Kay Calkins both own 10% of EBStor individually. The business focuses on clients in the small to medium business arena.

       During fiscal 2000 PACEL Corp focused on extending those technologies and capabilities in the production of products to provide secure Internet connectivity and enhanced desktop security for customers in the home and business marketplaces. We have also invested heavily in our infrastructure, both technically and physically and we expect we will need to continue to hire and retain management, sales, and marketing personnel and other employees. Assuming we are successful in our growth, there

NEXT PAGE

can be no assurances that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or control will be adequate to support our expanded operations. Our inability to effectively manage our future growth would have a material adverse effect on our business.

       Our current areas of focus are to provide software application development, systems integration, Internet services, and Information Technology services. However, there is no assurance that we can do so, or even if we can do so, that we can maintain our technology edge in an economic fashion.

Software Applications Development and Systems Integration

       ChildWatch™ Family of Security Products. A special security and Internet filtering program has been developed in support of providing a family safe PC, including making the Internet a safe and fun place for our children, while also helping to support various non-profit organizations locate and recover missing and abducted children. The ChildWatch™ family of products allows parents to block children's access to unsuitable Web sites through connection to a database of family-unfriendly sites selected by a committee of child experts from representatives of non-profit organizations and law enforcement agencies from across the United States. The database of questionable web-sites is updated on a frequent basis and provides parents with the ability to protect their children from unwanted web sites, by allowing them to block inappropriate sites. The software gives parents this ability without the necessity of finding the sites beforehand or relying on a robotic search engine that can limit full utilization of the Internet. This add-on service to allow parents to block non-family-friendly web sites is offered by us for a monthly charge. The program also monitors and records all activities on the computer, leaving an "electronic trail" of web sites visited that is independent of the browser's history file, and cannot be deleted by the user.

"ChildWatch Lite" is the initial component of the ChildWatch family. ChildWatch Lite is distributed through various retail outlets and is also available for download from the ChildWatch.com web-site, which was designed by and is maintained by EBStor, inc.

"ChildWatch" is the entry-level retail component of the ChildWatch™ family. ChildWatch combines the functionality of ChildWatch Lite with enhanced security features.

"ChildWatch Plus" is a more robust version of ChildWatch in development includes file folder blocking and other advanced security features, such as chat room and instant message blocking. ChildWatch Plus was designed for the home user who shares a computer with several persons and who maintains sensitive data on that machine.

JDH™ Management Information System. JDH™ is a software system that consolidates intake, demographic, facility, staff, and volunteer information for juvenile detention facilities, as well as automating mandatory reports. JDH™ software is a flexible, customizable application that was specifically designed for juvenile facilities to help them save time and funds. JDH™ uses familiar Windows™ conventions in all its data entry and access screens, allowing staff to learn the program quickly and increase their productivity. Users have immediate access to all information about any detainee, past or present, including court appearances, incidents, attorney information, and behavioral

NEXT PAGE

flags. PACEL has already been successful with JDH at the local county level, having been awarded a contract by the County of Prince William for enhancing its JDH™ automated information system for the tracking and administration of youths under the care of the Juvenile Detention Home.

e-Centurion™ is our brand new patent pending 3 in 1 security program. This innovative software protects computer data from attacks by blocking hackers, preventing malicious access by computer viruses and provides personal privacy by stopping external attempts to "steal" data. The program works by associating applications with a specific file or file type and prohibits access by any other programs. A patent application is currently pending for this program and its underlying technology, the PACE (Pre-Access Control Element) Module.

Visual Writer System™. Visual Writer System™ provides users with the ability to create, revise, review and run interactive, electronic documents. Upon completion of the document, users may view and analyze information collected during implementation. Interactive, electronic documents are computerized documents that are created, viewed and implemented on-screen. They may be used for a number of purposes including training, data collection and inventory control. The documents can be designed in a variety of fashions, from simple checklist to complex multi-page procedures. Automated documents allow users to enter information such as comments, numerical values, initials and electronic signatures.

Zoomer™. Internet users, who currently number in the tens of millions and are rapidly growing, enjoy viewing the wide range of images on the countless numbers of accessible web pages. These users enjoy "capturing," saving and manipulating images. Unfortunately, the most common method of accomplishing this task is through an acquisition program which usually requires the launching of another program, Zoomer™ is a resident software program that allows users to magnify, acquire and save any part of their computer screen. Zoomer™ utilizes click and drag technology to allow the user to enlarge or reduce text or images on the computer screen, save them as BMP files or paste them on the desktop for further use in other software applications.

WinSentry™. WinSentry™ provides workstation security ensuring that the user's information is secure and protected from unwanted intrusions when the computer is unattended. Most computer users produce and store sensitive and valuable information on desktop systems at work, at home and in the home office. An unattended computer represents a tremendous liability in terms of both privacy and financial risk. While standard operating systems provide some limited protection, even the most casual computer user can circumvent these safeguards by accident or design. WinSentry™ has proven to be invaluable for professionals in diverse fields such as law, medicine, accounting and real estate, and anyone else who is concerned with the security of confidential electronic documents. WinSentry™ also keeps track of events such as users' log-ins and log-outs as well as start-ups and shutdowns that occur while activated.

NEXT PAGE

       PACEL Corp and subsidiaries also provides services in all aspects of system integration from requirements analysis to information systems development and implementation including:

       •       Business system planning
       •       Requirements definition and system specifications
       •       Software engineering
       •       System design and development
       •       System interface functionality
       •       Systems testing and implementation
       •       Prototyping

       Our employees are well recognized within the systems development community for their work in large scale configuration management, records management and engineering database applications.

Internet Services

       Through our subsidiary, EBStor we offer a full line of web development services including design, graphics creation, database development, layout, search engine registration, domain registration, and hosting and maintenance. We have developed sites for a diverse group of client needs from small business card sites to large-scale e-commerce solutions. We offer quality sites with state-of-the-art technology at affordable prices.

       During fiscal 2000, EBStor began development of its infrastructure, expanded it's employee base from four to ten employees. We established a sales department, and constructed an environmentally controlled server room. We provided training of new personnel, and established operational procedures and methods to insure the highest level of quality of products and services. We developed web sites for PACEL Corp and EBStor including e-commerce capabilities for on-line sales of our products. We introduced these e-commerce capabilities including site design and development, shopping cart set-up, database creation and maintenance and consulting services to clients interested in developing an on-line presence. Additionally, we provided e-commerce workshops for specific niche groups to assist them in expanding their sales and marketing efforts to a non-traditional client base.

       In fiscal 2000 we began development of standardized products that were used internally and will be offered to future e-commerce clients. These products include:

Custom Shopping Cart. Our custom shopping cart provides our e-commerce clients a mechanism to display a "catalog" of products and allows online consumers to select and purchase those products online with real-time credit card authorization. Our shopping cart handles the interaction between the client web site and the financial network (authorizing gateways and banks). Our shopping cart also provides email notification to the merchant (our client) and the consumer so each party is made aware of the transaction that took place.

Image Catalog. Our "Image Catalog" allows a client to upload an image to a database of products along with descriptions of the product, including price. The upload process also creates a thumb nail (small) copy of the image for rapid display on the web site. Users can click on the thumb nail image to see the original full-sized image that was uploaded along with other descriptive text entered originally by the client.

NEXT PAGE

Template Builder. Our online Template Builder will allow our customers to select the design they would like for their web site. This is a completely customizable design consisting of multiple selections for color, style, text, and buttons. This tool will greatly reduce the time we spend in the design of a web site. This saving can be passed on to our customers as well as provide a greater profit margin for EBStor.Com, Inc. in the area of web design and development.

Template Builder Plus. A subsequent phase to the Template Builder also includes real-time text (content) editing of an existing customer web site. This allows our clients to maintain the content of their web site without having to task our staff to perform those duties, thus freeing us up to address the more technical issues of the web site design and maintenance.

Information Technology Consulting Services

       In October 1999, PACEL Corp acquired Fairfax Communications, Ltd. Located in Plymouth, England. FCL provides consulting services and solutions to military and government clients worldwide. It also offers general consulting services in all areas of Information Technology and systems integration to the general business community. During fiscal 2000 FCL upgraded their existing quality management program, and successfully passed an audit by the ISO-9000 Quality Organization to maintain this system. The quality program complies with the internationally recognized BS EN ISO 9001: 1994 under the TickiT guidelines, for which the company has received registration. Fairfax Communications, Ltd. Also established itself as a Microsoft Authorized Education Reseller, allowing customers to receive academic software quicker, with the assurance that they are receiving legitimate Microsoft academic edition products. These accomplishments provide FCL with the recognized credentials to pursue government and educational contracts.

       FCL has an existing Blanket Ordering Agreement with NATO that allows us to provide hardware, software, and consulting services. We are one of only approximately 20 companies qualified to provide equipment and services in the Information Technology area to NATO members. This qualification allows us to provide products and services without the necessity of going through the international bidding process. During fiscal 2000 we reorganized FLC's focus toward sales and marketing efforts to capitalize on existing programs and contracts and to expand our client base to the commercial and general government community.

Competition

       We have historically specialized in the design, development, implementation, service and support of custom software products for the energy, aerospace industry, and government agencies. During fiscal 2000 we expanded our business activities to include off-the-shelf-software products for commercial and consumer use. Through our subsidiaries we also provide computer hardware sales, systems integration, and web-based services. Our traditional competition has been numerous other software development companies in our market areas. We now expect additional competition from established retail software companies for distribution capabilities and retail shelf space. Furthermore, our competitors may combine with each other, and other companies may enter our markets by acquiring

NEXT PAGE

or entering into strategic relationships with our competitors. The market for PACEL's products and services is subject to rapid technology change and increased competition from large existing players. Substantially larger companies that have extensive research and development, marketing, financial, and human resources capable of maintaining a high level of competitiveness dominate the industry. There are several companies with which PACEL competes in the software and Internet services industry that have significantly greater assets and longer operating histories. Some of these companies are extremely aggressive. They dominate the marketplace by using costly and protective pricing. If PACEL became a target of focused pricing and counter marketing we might not be able to afford to devote the resources, time, funding, or management necessary to maintain profitability. Some competitors have developed name loyalty, and a following that is international in scope. There is no assurance that PACEL can penetrate this apparent marketplace dominance. Furthermore, PACEL expects future consolidation in the Internet professional services market to create larger, more viable competitors.

       During fiscal 2000 PACEL concentrated on establishing relations with distributors and retail outlets. A trial campaign for ChildWatch Lite was conducted with Electronic Boutique and Zaney Brainy retail outlets. While the campaign successfully demonstrated the existence of a marketplace for the product, and established a distribution channel for the company's products, significant revenues were not realized. Additional efforts and expenditures will be required to improve product recognition.

       In recognition of the need to successfully market retail products such as ChildWatch and e-Centurion in the future, we established relationships with representatives in the retail software arena and initiated development of specific marketing and sales plans for our commercial products. We also initiated efforts to develop strategic relationships with recognized suppliers of compatible products and services to increase our product and company name recognition.

Operations

       PACEL competes with a variety of software developers and Internet security firms. To enhance our chances of success in this marketplace the company continued to build its infrastructure through hiring of key management personnel and employees with specific technical expertise. Additionally, the company enhanced its facilities through hardware upgrades and additions, and expansions to its operational and developmental software. We also established policies and procedures for software functional and compatibility validation by independent testing facilities.

       We regard our software as proprietary, and protect it with copyrights, patents, trademarks, trade secret laws, internal and external non-disclosure precautions and restrictions to disclosure and transfer ability that are incorporated into our employee and software license agreements. We protect the source code of our software applications as trade secrets and make source code available to OEM customers only under limited circumstances and specific security and confidentiality constraints. Our products are generally licensed to end users on a "right to use" basis pursuant to a license that is non-transferable and restricts the use of the products to the customer's internal purposes on a designated number of computers. We also rely on copyright laws and on "shrink wrapped" and electronic licenses that are not signed by the end user. Copyright protection may be unavailable under the laws of certain countries. The enforceability of "shrink wrap" and electronic licenses has not been conclusively determined.

NEXT PAGE

       In an effort to protect our intellectual properties (trade secrets) in the ChildWatch suite of retail products we filed copyright and trademark applications with the Patent and Trademark Office. To protect the newly conceived e-Centurion security program a patent application, that is still pending, was also filed with the Patent and Trademark Office.

       During its first full year of operation, EBStor implemented procedures for business practices and developmental methodology for web-related products and services. Additionally, the company established security measures such as Secure Socket Layer capabilities for its e-commerce business, and provided a recognized standard of Internet security for its clients. Upgrades to EBStor's hosting facilities were accomplished, as well as establishing the capability to provide email services for its hosting clients. EBStor also established a sales department for Internet related products and services. Efforts in this area resulted in establishment of our initial client base as well as a contractual agreement with a local technology high school to provide educational training through an Intern Program, and assistance in enhancing their on-line capabilities.

       PACEL Corp and EBStor established a joint strategic plan to provide customers with a complete package of total security and Internet solutions. The synergy of the two companies utilize expertise from EBStor to create customizable "portals" that conform to the needs of the customer base and include child-friendly, small business, and customized organization applications, with the security experience and software development strength of PACEL to provide an integrated desktop to Internet security system.

EMPLOYEES

As of December 31, 2000, we had 18 employees. We have not experienced work stoppages and believe our employee relations are good. Competition in recruiting personnel in the software industry, especially highly skilled engineers, is intense. We believe our future success will depend in part on our continued ability to recruit and retain highly skilled technical, management and marketing personnel.

NEXT PAGE

EXECUTIVE OFFICERS

The executive officers of the Company as of February 16, 2001 are as follows:

Name	Age	Position(s) with PACEL and its Subsidiaries	Term as Director Expires

David E. Calkins	57	Chairman of the Board, President and Chief Executive Officer of PACEL and Fairfax Communications Limited; Director of EBStor	2001
F. Kay Calkins	42	Executive Vice President & Director of PACEL; Director, President and Chief Executive Officer EBStor; Director of Fairfax Communications Limited	2001
Kenneth J. Russman	37	Vice President, Chief Operating Officer, Treasurer and Secretary of EBStor
Richard Bingler	49	Vice President, Chief Operating Officer, of PACEL
Lyndon Thompson, CPA	41	Corporate Controller PACEL and EBStor and Fairfax Communications Limtied
Lisa B. Smith	37	Director of Business Development

A biography, including the principal occupations of each of the executive officers and board members, is provided below.

       David E. Calkins founded PACEL in 1994 and is its acting Chairman, President and Chief Executive Officer. From 1992 until founding PACEL, Mr. Calkins was the Regional Manager of three divisions of Pacific Nuclear, now known as Vectra Technologies, Inc., an engineering and information services company and a NASDAQ Stock Market listed company. Vectra Technologies provides power plant modifications, maintenance support and nuclear fuel handling to utility companies and the United States Department of Energy. From 1987 to 1993, Mr. Calkins served as Project Manager, Program Director, Vice President-Operations, and Executive Vice President Business Development for PRC Inc., an information systems development and Services Company. PRC provides support services to the Federal government and the utility industry. Mr. Calkins served from 1981 to 1986 as Manager of Engineering and Construction for the Zack Company, a Chicago, Illinois mechanical contractor to the utility industry. Mr. Calkins was also a Manager of Quality Engineering, and Startup Engineer for Westinghouse. From 1972 to 1981, Mr. Calkins served as an Executive Engineer and Consultant for NUS Corporation, a consulting firm for domestic and international utilities, The United States Nuclear Regulatory Commission and Department of Energy. Mr. Calkins is the spouse of F. Kay Calkins.

       F. Kay Calkins is currently a Director of PACEL and was Chief Operating Officer, Treasurer and Secretary until September 1, 2000, positions she held since 1996. Ms. Calkins is also a Director and the President and Chief Executive Officer of PACEL's 80 percent-owned subsidiary, EBStor. Prior joining PACEL, Ms. Calkins was the President and Chief Executive Officer of CMC

NEXT PAGE

Services, Inc., a consulting company offering consulting services on marketing, training, proposal development and information systems analysis to industry and 8(a) firms from 1993 to 1996. Ms. Calkins is the spouse of David E. Calkins.

       Keith P. Hicks has been a director of PACEL since January 1999. He is a retired Captain of the U.S. Army with over 20 active years of service. Mr. Hicks was a Squadron Commander in Korea in 1955 and 1956, and served in the Executive Office to the Inspector General and the Office of Special Investigations in 1960 and 1961. Upon retiring from the military in 1961, Mr. Hicks started a private investigation business in the Commonwealth of Virginia, which became one of the top investigative firms in the state with over 60 agents. Mr. Hicks also served as the Chief Deputy Sheriff of Fairfax County from 1962 to 1969. Mr. Hicks has owned and managed Hicks Cattle Company since 1962, running over 200 head of beef cattle. In 1972 he formed and continues to manage Hicks Bonding Company and has been the owner/operator of Hick's Auctioning Company since 1991. Mr. Hicks is also a 25-year co-owner in a successful real estate company, C&H Properties Investments. He has been on the Board of Directors of Xybernaut, Inc. a high technology computer manufacturer of body worn, voice activated computers since July 1994. He is a graduate of the University of Denver, BA 1954, and LaSalle University School of Law, LL.B. 1969.

       Corey M. LaCross has been a director of PACEL since November 2000. Mr. LaCross is currently an Industrial Engineer Manager for United Parcel Service. Mr. LaCross joined UPS in 1984 where he has held various operation assignments. His most recent assignment has been as the Southeast Region Industrial Engineer Planning Manager. In this position he is in charge of managing the corporate and region cost initiatives for all production elements. This job also involves planning, technology training, vehicle management, and logistics. In 1987, Mr. LaCross received his BS degree in Business from Francis Marion University. In 1996 he received an A.T. degree from ICS College in Industrial Engineering Technology. In 1998 he began working on his MBA at Charleston Southern University. He is also an active member on the Institute of Industrial Engineers and was recently nominated to the Lexington Who's Who of executive employees. Mr. LaCross is the grandson of Keith Hicks, a director of PACEL.

       Kenneth J. Russman was appointed Vice President, Chief Operating Officer, Treasurer and Secretary of EBStor, in September 2000. Prior to his position with EBStor, Mr. Russman served as Technical Manager for PACEL from April 1999 to September 2000. Mr. Russman was a software engineer for Interactive Media Corp., a computer-based training firm located in McLean, Virginia, from November 1996 until April 1999. As a software engineer at Interactive Media Corp., his duties included computer programming and project management responsibilities. Mr. Russman also served as a research and design engineer for Analysis and Technology, Inc., an engineering services firm located in Arlington, Virginia from May 1993 to November 1996. His responsibilities included the design, development, implementation, management and documentation of logistics models and information management systems for the Navy Logistics Office. From June 1985 to May 1993, Mr. Russman worked as a system test software engineer for Martin Marietta Corporation in Orlando, Florida. His responsibilities at Martin Marietta included coordinating the buildup, testing and evaluation of electro-optical and servo systems and software testing. Mr. Russman received his Bachelors of Science degree in Electrical Engineering from Michigan

NEXT PAGE

Technological University in 1985 and his Masters of Science degree in information systems from George Washington University in 1998.

       Richard Bingler is the Vice President of Operations for PACEL. Mr. Bingler has more than 20 years in the Information Technology field. He has consistently progressed in the IT arena as a programmer, systems administrator, consultant and corporate officer. He holds a Bachelor's degree in Computer Science from the State University of New York at New Paltz and a Master's degree in Computer Science from Marist College in Poughkipsie, NY.

       Lyndon Thompson, CPA is the Corporate Controller PACEL and EBStor. Mr. Thompson received a BS in Accounting from Southeastern University in 1996. Previous positions included Financial Analyst for KPMG's Barents Group, where he was responsible for financial statements analysis, Accountant for Kiplinger Washington Editors, where he was responsible for the accounting for benefit plans and financial statements, and U.S. Steel Agricultural Chemicals Division where he was and internal auditor. He has had more than fifteen years of experience in accounting, areas of experience includes Public Accounting, Financial Reporting, SEC Reporting, Employee Benefits, and Tax reporting.

       Lisa B. Smith is the Director of Business Development. Ms. Smith has 17 years of experience in the computer and information security industry. Her experience includes 12 years of management and direct experience selling security-related software, hardware and technical services to both the commercial and government sectors. She joined PACEL. as Director of Sales previously; she was Director of Sales for Integrated Management Services, Inc. (IMSI), a small business specializing in information security and computer-based training, from 1996 to 2000. Ms. Smith served as Director of Business Development, Commercial Sector, for Litronic Information Systems, Inc. from 1995-1996; Sales Engineer for Racal-Guardate, Inc. from 1988 to 1996; and Corporate Trainer for Raytheon from 1986to 1988. She earned a B.I.S. degree from George Mason University in 1990 and is an MBA Candidate at Strayer University.

Item 2. Properties

PACEL is located in Manassas, Virginia with offices at 8870 Rixlew Lane, Suites 201 and 204. We lease approximately 8200 square feet of a stone constructed office building for a cost of $10,200.00 per month. Our lease is a full service lease and continues until December of 2004, providing us with known increases that assist us in cash flow management. In the opinion of management we have adequate property, business liability and optional insurance coverage provided through the year 2002. In general, all facilities are in good condition and are operating at capacities that range from 75% to 100%.

Item 3. Legal Proceedings

       From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such litigation.

NEXT PAGE

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

       Our common stock is traded on over-the-counter Electronic Bulletin Board under the symbol "PLRP." On December 31, 2000 there were 194 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of our common stock , for the periods indicated, all of which are adjusted to give effect to a 4-for-1 stock split, in April of 1998 and a 1-for-4 reverse stock split that became effective on December 31, 1998. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Price Range
	High	Low
2000:
First Quarter	$1.0000	$0.0900
Second Quarter	0.6562	0.1260
Third Quarter	0.1800	0.0710
Fourth Quarter	0.1100	0.0260
Year	1.0000	0.0260
1999:
First Quarter	$0.6000	$0.0800
Second Quarter	1.4360	0.2500
Third Quarter	1.0300	0.3500
Fourth Quarter	0.3000	0.0625
Year	1.4360	0.0625

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Management's discussion and analysis of results of operations and financial condition, include a discussion of liquidity and capital resources. The following discussion (presented in hundreds, except per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

NEXT PAGE

Overview

       PACEL's mission is to provide consumers and businesses with a full suite of products and services that provide secure connectivity to and from the Internet, including e-commerce transactions and personnel and company data security. To that end PACEL and its subsidiaries have been developing products and methods that meet that need for both families and companies. The ChildWatch software suite of programs puts the controls for family computer usage, including internet filtering, access controls and community support for finding missing and abducted children in the hands of the parents and is readily available at Zany Brany and Electronic Boutique stores nationally. "e-Centurion" our latest technology advancement (patent pending) software product will provide complete file and data security. This new software is designed to guard both the Inner Door (full protection on your PC from existing and new viruses), i.e., the Love Bug, and someone trying to penetrate your PC and by-pass your password, and the Outer Door (full Intruder protection from Internet data collection devices and programs or hackers). Our current goal is to utilize and extend these technologies in the production of derivative products to provide secure Internet connectivity and enhanced desktop security for customers in the home and business marketplaces.

SELECTED CONSOLIDATED FINANCIAL DATA

	For the Years Ended December 31,
	2000	1999

Consolidated Statement of Operations Data:
Net Sales	$ 244,971	$ 102,464
Operating Costs and Expenses	3,582,256	1,654,341
Net Income (loss)	(3,337,285)	(1,551,877)
Basic and Diluted net income (loss) per common share	(0.14)	(0.19)
Weighted average common shares outstanding- basic and diluted	24,609,704	8,014,285

	At December 31, 2000	At December 31, 1999

Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$ 36,356	$ 95,631
Working capital (deficit)	(1,078,446)	(404,978)
Total assets	360,758	323,756
Stockholders' equity (deficit)	(848,369)	(266,843)

NEXT PAGE

Twelve Months Ended December 31, 2000 Compared to Twelve Months Ended December 31, 1999

       Revenues increased 139% to $244,971 in 2000 compared to $102,464 in 1999. The increase in revenues is directly attributed to the sales generated from existing NATO contracts of FCL. The Company intends to continue to focus its efforts on the marketing of ChildWatch software and e-Centurion anti-virus software. Only limited revenues from the ChildWatch software have been realized due to marketing delays due in part to planned affiliations for marketing either not materializing or developing at a slower pace than anticipated.

       Research and Development expenses consist principally of salaries for software developers, outside consulting, related facilities costs, and expenses associated with computer equipment used in software development. Research and development expenses increased 6% to $969,971 in 2000 compared to $918,366 in 1999. The increase reflects our increased investments in new technologies, new product development, and the infrastructure to support such activities. We believe that investments in research and development, including the recruiting and hiring of software developers, are critical to remain competitive in the marketplace and are directly related to continued timely development of new and enhanced products. We will continue to make significant investments in the development of our application software products, including those targeted for the growing Internet market.

       Sales and marketing expenses include salaries and benefits, sales commissions, travel expenses, and related facilities costs for our sales, marketing, customer support, and distribution consultants. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations, and other market development programs. Sales and marketing expenses increased 1,488% to $622,525 in 2000 compared to 40,206 in 1999 primarily as a result of the cost to produce and distribute promotional discs of the ChildWatch program, in an effort to increase the focus on the sales and distribution of our products. Sales and marketing expenses also increased year over year, due to increased advertising, promotional, and trade show expenses associated with new product releases.  Additionally, sales and marketing expenses included higher outside labor costs to support marketing.

       General and administrative expenses consist principally of salaries and benefits, travel expenses, and related facilities costs for finance and administration, human resources, legal, information services, and executive personnel of EBStor and PACEL. General and administrative expenses also include outside legal and accounting fees, and expenses associated with computer equipment and software used in the administration of the business. General and administrative expenses increased 278% to $1,895,946, in 2000 compared to $502,042 in 1999, due to increased expenses for outside legal and investment banking services associated with our SEC periodic reporting obligations as well as increased employee costs and related depreciation expenses associated with increased staff.

LIQUIDITY AND CAPITAL RESOURCES

Twelve Months Ended December 31, 2000 Compared to Twelve Months Ended December 31, 1999

       In February 2001 we secured a $50,000 line of credit with a bank at an interest rate of Wall Street Journal Prime plus 1.00% to be renewed yearly. To date we have used the entire line, but as equity financing comes available we expect to reduce the balance outstanding on this line and have it available as an additional source of working capital. The Company issued $250,000 of convertible debentures. The debetures bear an interest rate of 5% and are payable quarterly. We also entered into a $10,000,000 equity line of credit arrangement with Cornell Capital Partners, LLP. Under the terms of the equity line agreement, the Company will have the right to sell up to $10 million of its common stock. The Company has sole discretion, subject to certain volume limitations and conditions, to draw down upon such funds, as its capital needs dictate. Our ability to continue as a going concern is dependent upon being able to access this equity line. We believe that our current agreements for financing should provide sufficient working capital for the year 2001.

       We expect to continue our investing activities, including expenditures for computer systems for research and development, sales and marketing, product support, and administrative staff. Furthermore, cash reserves may be used to purchase treasury stock and acquire software companies, products, or technologies that are complementary to our business.

NEXT PAGE

       Net cash used from operating activities for the year ended December 31, 2000 and 1999 was $2,989,979 and $1,033,732, respectively. The use of cash in operating activities for the year ended December 31, 2000 resulted primarily from the net loss.

       Net cash used in investing activities for the year ended December 31, 2000 and 1999 was $120,704 and $6,025 respectively. This increase was due to purchases of additional computer and office equipment for our expansion.

       Net cash provided by financing activities for the year ended December 31, 2000 and 1999 was $3,057,434 and $1,101,724, respectively. The increase in cash provided was attributable to the sale of common stock from the registered offering and increases in convertible notes payable taken out by the company.

Diluted earnings per share incorporates the potential dilutions from all potentially dilutive securities that would have reduced earnings per share. Since the potential issuance of additional shares would reduce loss per share they are considered anti-dilutive and are excluded from the calculation.

NEXT PAGE

Item 7. Financial Statements and Supplementary Data

The consolidated financial statements included in this section are as follows:

Financial Statement Description	PAGE

NEXT PAGE

MANAGEMENT'S REPORT

       Management is responsible for all the information and representations contained in the consolidated financial statements and other sections of this Form 10-KSB. Management believes that the consolidated financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances to reflect, in all material respects, the substance of events and transactions that should be included, and that the other information in this Form 10-KSB is consistent with those statements. In preparing the consolidated financial statements, management makes informed judgments and estimates of the expected effects of events and transactions that are currently being accounted for.

       In meeting its responsibility for the reliability of the consolidated financial statements, management depends on the Company's system of internal accounting controls. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization, and are recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles. In designing control procedures, management recognizes that errors or irregularities may nevertheless occur. Also, estimates and judgments are required to assess and balance the relative cost and expected benefits of the controls. Management believes that the Company's accounting controls provide reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period by employees in the normal course of performing their assigned functions.

       The Board of Directors pursues its oversight role for these consolidated financial statements through the Audit Committee, which is comprised, solely of Directors who are not officers or employees of the Company. The Audit Committee meets with management periodically to review their work and to monitor the discharge of each of their responsibilities. The Audit Committee also meets periodically with Peter C. Cosmas Co., CPAs, the independent auditors, who have free access to the Audit Committee or the Board of Directors, without management present, to discuss internal accounting control, auditing, and financial reporting matters.

Peter C. Cosmas Co., CPAs is engaged to express an opinion on our consolidated financial statements. Their opinion is based on procedures believed by them to be sufficient to provide reasonable assurance that the consolidated financial statements are not materially misleading and do not contain material errors.

By /s/ LYNDON C THOMPSON
--------------------------------------------------------------------------------
Lyndon C. Thompson, CPA

Controller
(Principal Financial and Accounting Officer)

March 27, 2001

NEXT PAGE

INDEPENDENT AUDITORS' REPORT

       To The Board of Directors
       PACEL Corp.

       We have audited the accompanying consolidated balance sheet of Pacel Corp. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacel Corp. and subsidiaries as of December 31, 2000 and 1999, and results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

       The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(p) to the financial statements, the Company has had minimal revenues since inception and requires additional capital to continue operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(p). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                      Peter C. Cosmas Co., CPAs

370 Lexington Ave.
New York, NY 10017

March 28, 2001

NEXT PAGE

PACEL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2000	December 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$ 36,356	$ 95,631
Accounts receivable, net of allowance for doubtful accounts of $5,155 and $2,336 respectively	9,883	41,577
Inventory	17,213	13,680
Other receivables	64,760	-0-
Prepaid expenses	2,469	11,867
Total current assets	130,681	162,755
Property and equipment, net of accumulated depreciation of $65,531 and $37,829 respectively	141,882	48,880
Non-current assets:
Note receivable	71,000	71,000
Goodwill	8,106	10,270
Security deposits	9,089	7,985
Total non-current assets	88,195	89,255
Total assets	$ 360,758	$ 300,890
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable convertible debenture	$ 531,389	$ 50,000
Notes payable bank	50,000	-0-
Accounts payable	491,926	291,812
Loans payable officers-Stockholders	62,741	14,000
Accrued expense	73,071	211,921
Total current liabilities	1,209,127	567,733
Minority interest Commitments:
Stockholders' equity (deficit) Preferred stock, no par value, no liquidation value, 5,000,000 shares authorized, issued 1,000,000 shares 1997 class A convertible preferred stock	11,320	11,320

Common stock - no par value,150,000,000 and 40,000,000 shares authorized in 2000and 1999 respectively, 39,348,486, 13,990,313 shares outstanding in 2000 and 1999, respectively	5,155,914	2,394,129

Cumulative currency translation adjustment	(10,833)	(4,807)

Deficit	(6,004,770)	(2,667,485)
Total stockholders' equity (deficit)	(848,369)	(266,843)
Total liabilities and stockholders' equity	$ 360,758	$ 300,890

See accompanying notes to consolidated financial statements

NEXT PAGE

PACEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2000	1999

Net Sales	$ 244,971	$ 102,464
Operating costs and expenses:
Research and development	969,971	918,366
Depreciation & Amortization	30,530	17,636
Interest expense	63,284	176,091
Sales and Marketing	622,525	40,206
General and Administrative	1,895,946	502,042
Total operating costs and expenses	3,582,256	1,654,341
Net (loss)	$(3,337,285)	$(1,551,877)
Net (loss) per common share
Basic	(0.14)	(0.19)
Diluted	(0.14)	(0.19)
Weighted Average shares outstanding
Basic	24,609,704	8,014,285
Diluted	24,609,704	8,014,285

See accompanying notes to consolidated financial statements

NEXT PAGE

PACEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE TWO YEARS ENDED DECEMBER 31, 2000

	Preferred Stock		Common Stock
							Total
					Retained	Currency	Stockholders
					Earnings	Translation	Equity
	Shares	Amount	Shares	Amount	(Deficit)	Adjustment	(deficit)

Balance, December 31, 1998	1,000,000	$11,320	5,834,325	$ 959,191	$(1,115,608)	-0-	$ (145,097)

Issuance of common stock and warrants net of expenses			7,307,975	1,164,169			1,164,169

Issuance of common stock of professional services			848,013	170,769		170,769

Grant of common stock options exercisable below market on date of grant				100,000			100,000

Effect of currency translation						(4,807)	(4,807)

Net loss					(1,551,877)		(1,551,877)

Balance, December 31, 1999	1,000,000	11,320	13,990,313	2,394,129	(2,667,485)	(4,807)	(266,843)

Issuance of common stock and warrants net of expenses			21,506,507	2,527,721			2,627,721

Issuance of restricted common stock for professional services			1,450,000	116,629			116,629

Issuance of common stock for professional services			2,366,666	110,435			110,435

Conversion of employee common stock options			35,000	7,000			7,000

Effect of currency translation						(6,026)	(6,026)

Net loss					(3,337,285)		(3,337,285)

Balance, December 31, 2000	1,000,000	$ 11,320	39,348,486	$5,155,914	$(6,004,770))	$(10,833)	$(848,369)

See accompanying notes to financial statements

NEXT PAGE

PACEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
	2000	1999

Cash flows from operating activities:
Net (loss)	$(3,337,285)	$(1,551,877)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation	27,702	17,636
Provision for Bad Debts	2,819	2,336
Other non cash items	235,740	325,171
Increase (Decrease) in Cash from changes in:
Accounts receivable	28,875	(25,028)
Other receivables	(64,760)	60,350
Inventory	(3,533)	(13,680)
Other assets	-0-	1,100
Security deposits	(1,104)	(2,502)
Good will	2,164	(10,270)
Prepaid expenses	9,398	3,133
Accounts payable	200,114	224,858
Accrued expense	(138,850)	54,041
Loans Payable Officers-Stockholders	48,741	(119,000)
Net cash (used in) operating activities	(2,939,980)	(1,033,732)

Cash flows from investing activities:

Purchase of property and equipment	(120,704)	(9,025)
Notes Receivable	-0-	3,000

Net cash used in investing activities	(120,704)	(6,025)

Cash flows from financing activities:

Notes payable Convertible debenture	481,389	15,000
Notes payable bank	50,000	-0-
Proceeds from sale of common stock	2,526,045	1,086,724

Net cash provided by financing activities	3,007,434	1,101,724
Effect of exchange rates on cash	(6,026)	4,807

Net increase (Decrease) in cash and cash equivalents	(59,275)	66,774

Cash and cash equivalents at beginning of year	95,631	28,857

Cash and cash equivalents at end of period	$ 36,356	$ 95,631

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	4,835	1,727

See accompanying notes to financial statements.

NEXT PAGE

PACEL CORP. AND SUBSIDARIES
NOTES TO CONSOLIDATED FINANCIAL STATMENTS
DECEMBER 31, 2000 AND 1999

1.    Summary of Significant Accounting Policies:

       a)  Nature of the business

PACEL Corp. (the "Company") was incorporated on May 3, 1994 under the laws of the State of Virginia. The Company was formed for the purpose of developing and marketing its own computer software programs. To date, the Company has developed and is marketing several versions of its interactive electronic procedure software to be used with Microsoft Windows. These products include the "Visual Writer System", "Win Sentry","Zoomer" and the latest software product family suites of " ChildWatch" and now "e-Centurion" are preparing to come to the market.

The Company has completed research and development and testing activities on the ChildWatch Suite of Programs, including " ChildWatch Lite (a freeware program) and ChildWatch (a retail program to be released in the second quarter of 2001) and has funded the development of these software programs through management contributions of money, time and materials, investor financing and limited sales of software. It has hired personnel and developed consulting relationships to position itself with the move into retail marketing and sales of it software programs.

       b)  Principles of consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation. For those consolidated subsidiaries where Company ownership is less than 100%, the minority stockholders' interest are shown as a minority interest. Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis.

       c)  Cash and cash equivalents

Cash equivalents consist of liquid investments, with a maturity of three months or less at the time of purchase. Cash equivalents are stated at cost, which approximate market value.

       d)  Inventories

Inventories are stated at the lower of cost or market, which approximates actual cost, using the first in, first out method.

       e)  Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of 24 to 36 months are used on computer equipment and related software, five years for office equipment, furniture, and fixtures. Depreciation and amortization of leasehold improvements is computed using the shorter of the remaining lease term or five years. Maintenance and repairs are charged against income and betterments are capitalized.

       f)  Reclassification

Certain prior year amounts have been reclassified to conform to current year's presentation.

       g)  Revenue recognition

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statement of Position 97-2. Software Revenue Recognition. Revenue from products licensed to original equipment manufacturers is recorded when the manufacturers ship licensed products while revenue from organization license programs are recorded when the software has been delivered and the customer is invoiced. Revenue from packaged product sales to distributors and resellers is recorded when related products are shipped. Maintenance and subscription revenue is recognized ratably over the contract period. Revenue attributable to significant support is based on the price charged or derived value of the undelivered elements and is recognized ratably

NEXT PAGE

on a straight-line basis over the producer's life cycle. Costs related to insignificant obligations, which include telephone support for certain products, are accrued. Provisions are recorded from returns and bad debts.

       h)  Advertising Costs

The Company expenses all advertising costs as incurred.

       i)  Research and Development Expenses

Costs incurred in the product development of new software products are expensed as incurred until technological feasibility has been established. Software development costs, which are required to be capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," have not been material to date. To date, the establishment of technological feasibility of the Company's products and general release substantially coincide. As a result, the Company has not capitalized any software development costs.

       j)  Use of Estimates

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying notes.

       k)  Impairment of long-lived Assets

Effective January 1, 1996, the Company adopted SFAS NO. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to be Disposed of." SFAS 121 required the Company to review the recoverability of the carrying amounts of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset might not be recoverable.

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of discounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

       l)  Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date with the resulting translation adjustments recorded directly to a separate component of shareholders' equity. Income and expense accounts are translated at average exchange rates during the year. The resulting cumulative translation adjustments are included in the consolidated and combined statements of operations and were not material for any periods presented herein.

       m)  Segment Information

SFAS No. 13 1, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. The Company operates in one segment.

       n)  Fair Value Disclosures

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, inventories, accounts payable and accrued expenses, approximate fair value because of the immediate or short-term maturity of these financial instruments.

NEXT PAGE

       o)  Stock Options

The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation. Had the Company determined compensation cost based on fair value at the grant date for stock options under SFAS No. 123 the effect would have been immaterial.

       p)   Basis of Financial Statement Presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues from inception to December 31, 2000. These factors indicate that the Company's continuation, as a going concern is dependent upon its ability to obtain adequate financing. See Note 14 detailing equity financing arrangements.

       q)  Impact of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and in June 2000 issued SFAS 138, accounting for certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133. These new standards require companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair value of those derivatives would be accounted for based on the use of the derivative and whether the instrument qualified for hedge accounting, as defined in SFAS 133 and 138. The Company is required to implement these statements in the first quarter of fiscal 2001. The company has not used derivative instruments and believes the impact of adoption of this statement will not have a significant effect on the financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. At this time, management does not expect the adoption of SAB 101 to have a material effect on the Company's operations or financial position.

In March 2000, the Financial Accounting standards Board, released FASB Interpretation No. 44, " Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which provides clarification of Opinion No. 25 for certain issues, such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation award in a business combination. The Company believes that its practices are in conformity with this guidance, and therefore Interpretation No. 44 will have no impact on its financial statements.

2)    Business Combinations:

On October 22, 1999 PACEL Corp. acquired all of the outstanding stock 29,055 shares of Fairfax Communications Limited for $30,000, which included $57,774 of assumed debt. The acquisition was accounted for as a purchase under Accounting Principles Board Opinion No. 16 (APB no. 16). In accordance with APB No. 16, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. Good will resulting for the purchase of $10,811 was recognized and will be amortized over a five-year period $2,164 and $541 were charged to amortization expense respectively in 2000 and 1999.

In July 1999, the Company formed an eighty- percent owned subsidiary, E-Business Store.Com Inc. for the purpose of expanding its Internet business. The 20% minority interest is owned equally by David and F. Kay Calkins. The subsidiary operated at a loss, the minority's 20% share of the loss of $163,823 is not reflected in the statement of operations.

NEXT PAGE

3)    Property and Equipment:

Property and equipment consist of the following:

	December 31,
	2000	1999
Computers and office Equipment	$210,240	$ 86,709
Less accumulated depreciation	68,359	37,829
	$141,881	$48,880

4)    Notes Receivable

The company extended a long-term note to CTM Automated Systems, Inc. in the amount of $75,000 at an interest rate of 5.25% payable monthly with a balloon payment October 2002. 1,000 shares of CTM stock collateralize the loan. The balance of the loan was $71,000 at December 31, 2000 and December 31, 1999.

5)    Short Term Debt

       a)  Note payable bank

The Company borrowed $50,000 from the bank in the from of a short-term note due February 20,2001 at an interest rate of 8.5%.

       b)  Convertible Notes payable

The Company had convertible notes of $531,389 and $50,000 December 31, 2000 and 1999 respectively. The notes bear an interest rate of 7% and 11% in 2000 and 1999 respectively. In conjunction with the notes the Company issued Common Stock purchase warrants to the lender in consideration for execution of the financing agreements.

Under the terms of the warrant agreements, the exercise price of the warrants and the number of shares purchasable with each warrant are adjusted when converted. On the conversion date, the exercise price of the warrant is 70% of the average market price of the stock for the five days prior to conversion. This discount from market amounted to $ -0- and $175,000 in 2000 and 1999 respectively, and was charged to interest expense.

6)    Income Taxes

The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 3 1, 2000 and 1999, the Company had no material current tax liability, deferred tax assets, or liabilities respectively. The Company has available a net operating loss carry forward of approximately $6 million for tax purposes to offset future taxable income. The net operating loss carryforwards expire in 2011-2019.

7)    Earning (Loss) Per Share:

In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 128. "Earnings Per Share" applicable for financial statements issued for periods ending after December 15, 1997. As required the Company adopted "SFAS" No. 128 for the year ended December 31, 1997 and restated all prior period earnings per share figures. The Company has presented basic earnings per share. Basic earnings per share exclude potential dilution and are calculated by dividing income available to common stockholders by the weighted average number of outstanding common shares. Diluted earnings per share incorporate the potential dilutions from all potentially dilutive securities that would have reduced earnings per share. Since the potential issuance of additional shares would reduce loss per share they are considered anti-dilutive and are excluded from the calculation.

NEXT PAGE

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options. Share and per-common share data for all periods presented reflect the effect of a 4-for-1 stock split, in April of 1998 and a 1-for-4 reverse stock split that became effective on December 31, 1998.

The weighted average number of shares used to compute basic earnings (loss) per share was 24,609,704 and 8,014,285 at December 31, 2000 and 1999 respectively.

8)    Commitments and Contingencies:

              Operating Leases

Future annual minimum lease payments under all non-cancelable operating leases as of December 31, 2000 are as follows:

2001	$227,677
2002	162,641
2003	135,870
2004	22,641

Total Minimum Lease Payments	$548,829

Rent expense for December 31, 2000and 1999 was $143,496 and $60,321 respectively

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

       b)  Common Stock:

On November 28, 2000, the shareholders of the Company approved an increase to the authorized number of shares of common stock from 40 million to 150 million shares, on December 8, 2000; the Board of Directors approved the increase.

The authorized common stock of the Company consists of 150,000,000 and 40,000,000 shares at December 31, 2000 and 1999 respectively without par value. In April of 1998 the Company effected a forward recapitalization of the number of shares of common stock outstanding in a ratio of 4 to 1 restating the number of shares of common stock outstanding from 4,410,000 to 18,825,200 shares of common stock without par value. In May, 1997 the Company effected a forward recapitalization of the number of shares of common stock outstanding in a ratio of 30,000 to 1 restating the number of shares of common stock outstanding from 147 shares, $1.00 par value per share to 4,410,000 shares of common stock without a value. In October 1999, the Company effected a one-for-four reverse split restating the number of common shares as of December 31, 1998 from 23,337,298 to 5,834,325. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.

NEXT PAGE

10)   Related Party Transactions:

       a)  Issuance of Common Stock

The Company sold an aggregate of 100 shares to David and F. Kay Calkins for $2,000. These shares were split in May 1997 in a ratio of 30,000 to 1 restating the number of common shares owned by David and F. Kay Calkins from 100 to 3,000,000 after adjustment for splits reverse splits.

       b)  Officers Loans

The Company borrowed an aggregate of $58,741 from David and F. Kay Calkins in loans and unreimbersed business expenses.

The Company recorded a liability to David and F. Kay Calkins in the amount of $4,000 and $14,000 at December 31, 2000 and December 31, 1999 respectively, for accrued payroll. On September 30, 1999 the Company issued an Option to David and F. Kay Calkins to purchase 625,000 shares of common stock at $.16 per share in lieu of $50,000 of compensation owed. The market price of the shares at the grant date was $.32 As a result, additional compensation expenses was recorded in the amount of $100,000 on September 30, 1999

       c)  Employment Agreements

In 2000 the Company entered into employment agreements with David and F. Kay Calkins. At base salaries of $175,000 and $160,000 per year respectively, effective January 1, 2001 and are eligible for retroactive increases based on earnings per share of the Company.

11)   Business and Credit Concentrations:

The amount reported in the financial statements for cash, trade accounts receivable and investments approximates fair market value. Because the difference between cost and the lower of cost or market is immaterial, no adjustment has been recognized and investments are recorded at cost. Financial instruments that potentially subject the company to credit risk consist principally of trade receivables. Collateral is generally not required

12)   Comprehensive Income:

At December 31, 2000 and 1999 net income and comprehensive income were the same.

13)   Stock Option Plan:

       a)  Key Employee Stock Option Plan

In June 1998 the Company adopted the Key Employees Stock Option Plan. 250,000 shares were reserved under the Plan. The Board of Directors administers the Plan. Options are granted at market price the date of the grant and vest 20% per year. Options for 215,000 shares have been issued under the plan, with an exercisable price between $.17 and $.20 per share, and a five year vesting period" Options for 40,000 shares have vested. In 2000 35,000 shares were exercised at a price of $.20 per share.

       b)  1999 Stock Option and Incentive Plan

In November 2000 the Company adopted 1999 Stock Option and Incentive Plan. The maximum number of shares under the 1999 Plan 5,000,000 shares of PACEL common stock.

Although the Board of Directors has the authority to set other terms, The committee may grant options to directors, advisory directors, officers and employees of PACEL and its subsidiaries. The committee will select persons to receive options among the eligible participants and determine the number of shares underlying the options to be granted. Under the terms of the stock option plan, the committee may grant options to purchase shares of PACEL common stock at a price which may not be less than the fair market value of the common stock, as determined by the mean between the closing bid and asked quotations on the NASDAQ Stock Market on the date the option is granted.

NEXT PAGE

Generally, options under the stock option plan may not be exercised later than 15 years after the grant date. Subject to the limitations imposed by the provisions of the Internal Revenue Code, certain of the options granted under the stock option plan may be designated "incentive stock options." Incentive stock options may not be exercised later than ten years after the grant date. Options, which are not designated and do not otherwise qualify as incentive stock options in this document, are referred to as "non-qualified stock options."

The Company is required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. These amounts have not been reflected in the Company's Consolidated Statements of Operations because to date no options have been granted under this plan.

       c)  Warrants:

On February 14, 2000 the board of directors granted options to David and F. Kay Calkins to purchase 1,399,031 shares each of the Company's common stock at an exercise price of $.21.

14)   Subsequent Events

On February 20, 2001 the Company secured a $50,000 line of credit with an interest rate of Wall Street Journal Prime Rate plus 1.00% to be renewed yearly.

In March 2001 the company entered into a $10,000,000 Equity line of Credit arrangement with the May Davis Group, under the terms of the equity line agreement, the Company will have the right to sell up to $10 million of its common stock. The Company has sole discretion, subject to certain volume limitations and conditions, to draw down upon such funds, as its capital needs dictate. The sale price of the common stock will be 91% of the lowest closing bid price of common stock over the 10 trading day period beginning on the Put Date and ending on the relevant closing date of the particular traunche. In connection with such financing May Davis Group has been issued 5,555,556 shares of restricted common stock and warrants to purchase 250,000 of common stock at a price of $.099 per share. The warrants expire March 14, 2001.

In March 2001 the Company entered into a $250,000 convertible debenture. The notes bear an interest rate of 5% and are payable quarterly. In conjunction with the notes the Company issued warrants to purchase 250,000 Common Stock at an exercise price of $.099 per share. The warrants expire March 14, 2006.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure to be reported under this item.

NEXT PAGE

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
              with Section 16(a) of the Exchange Act

DIRECTORS

       The table below sets forth information regarding our board of directors, including their age, position with PACEL and term of office.

Name	Age as of the Record Date	Position(s) Held	Elected Director	Term Expires

David E. Calkins	54	Chief Executive Officer	1994	2001
F. Kay Calkins	39	Vice President and Chief Operating Officer	1998	2001
Keith P. Hicks	75	Director	1998	2001
Corey Michael LaCross	35	Director	2000	2001

You will find additional information regarding our Directors in "Item 1." Business of this report in the section titled "Executive Officers".

EXECUTIVE OFFICERS

You will find information with respect to executive officers in "Item 1." Business of this report.

Compliance with Section 16(a)

       Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of PACEL equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of PACEL. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

       To our knowledge, based solely on a review of the copies of such reports furnished to the us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the fiscal year ended December 31, 2000, except for Mr. LaCross who inadvertently failed to timely file his Form 3, Initial Statement of Beneficial Ownership.

Item 10. Executive Compensation

Annual Compensation				Long Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)	All Other Compensation ($)
DAVID E. CALKINS Chief Executive Officer	2000	$124,996	$---	1,399,031(1)	$---
	1999	94,250	---	625,000	---
	1998	84,000	---	---	---
F. KAY CALKINS President EBStor, Inc.	2000	$115,415	$---	1,399,031(1)	$---
	1999	90,500	---	625,000	---
	1998	77,000	---	---	---
_____________________
(1)Represents options to purchase 1,399,031 shares of common stock at an exercise price of $.21 per share. The options vested immediately and expire five years from February 14, 2000, the date of grant.

NEXT PAGE

Item 11. Security Ownership of Certain Beneficial Owners and Management

	Amount and Nature of Common Stock Beneficially Owned
Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of Class
Directors:
David E. Calkins(1)	4,024,031	10%
F. Kay Calkins(1)	4,024,031	10%
Keith P. Hicks(2)	320,091	1%
Corey M. LaCross	28,983	*

___________________

*Represents less than one percent.
(1) David E. Calkins and F. Kay Calkins are husband and wife. In the aggregate they beneficially own 8,048,062 shares of PACEL common stock. Included in their individual amounts is the right of each of Mr. and Ms. Calkins to acquire 500,000 shares of common stock upon conversion of their 500,000 shares of 1997 Class A preferred stock and the right to acquire 2,024,031 shares upon exercise of outstanding stock options.

(2)Includes 4,375 shares held solely by Mr. Hick's spouse.

Item 12. Certain Relationships and Related Transactions

None.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)       Documents filed as part of this report
           1       Financial statements
                   •       Management's Report
                   •       Independent Auditors' Report
                   •       Consolidated Balance Sheets December 31, 2000 and December 31, 1999
                   •       Consolidated Statements of Stockholders' Equity December 31, 2000 and 1999
                   •       Consolidated Statements of Cash Flows Years Ended December 31, 2000 and 1999
                   •       Notes to Consolidated Financial Statements
           2       Exhibits

NEXT PAGE

SIGNATURES

       Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on itsbehalf by the undersigned, thereunto duly authorized.

PACEL CORP. By: /s/ David E. Calkins David E. Calkins Chairman of the Board, President and Chief Executive Officer (Duly Authorized Representative)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ David E. Calkins David E. Calkins Chairman of the Board, President and Chief Executive Officer (Principal Executive, Accounting and Financial Officer) Date: April 2, 2001	/s/ F. Kay Calkins F. Kay Calkins Director, Secretary and Treasurer Date: April 2, 2001
/s/ Keith P. Hicks Keith P. Hicks Director Date: April 2, 2001	/s/ Corey Michael LaCross Corey Michael LaCross Director Date: April 2, 2001

34
NEXT PAGE

(b)       Index to Exhibits

Regulation S-B Exhibit Number	Document	Reference to prior filing or Exhibit Number attached hereto
3.1	Articles of Incorporation, as amended and currently in effect	*
3.2	Articles of Amendment to fix the Preference, Limitations and Relative Rights of the 1997-Class A Convertible Preferred Stock
3.3	Bylaws, as currently in effect	*
4	Form of Pacel Corp. stock certificate	*
10.1	Employment Agrement by and between Pacel Corp. and David E. Calkins	*
10.2	Key Employees Incentive Stock Plan	*
10.3	Class A Convertible Preferred Stock Agreement with David E. Calkins	*
10.4	1999 Stock Option and Incentive Plan	**
10.5	Equity Line of Credit dated March 14, 2001	10.4
10.6	Securities Purchase Agreement dated March 19, 2001	10.5
21	Subsidiaries of Pacel Corp.	*

*Filed as exhibits to Pacel's Form SB-2 Registration Statement (file no. 333-91611) filed on November 24, 1999, pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

**Filed as Appendix A to PACEL'S Definitive Proxy Statement filed on November 3, 2000. This document is incorporated herein by reference in accordance with Item 601 of Regulation S-B.

NEXT PAGE