Form 10QSB
period 2001-03-31
PACEL CORP
filed 2001-05-15
CIK 1044490

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

____________________________________________

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 0-29459

PACEL CORP.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1712558 (I.R.S. Employer Identification Number)

8870 Rixlew Lane, Suite 201, Manassas, Virginia (Address of principal executive offices)	20109-3795 (ZIP Code)

Registrant's telephone number, including area code: (703) 257-4759

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X] No [ ]

Transitional Small Business Disclosure Format (check one)
Yes [ ] No [X]

State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:

As of March 31, 2001, there were 53,936,220 shares of the Registrant's common stock outstanding.

Next Page

PACEL CORP. AND SUBSIDIARIES

INDEX

i
Next Page

PACEL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$29,233	$36,356
Accounts receivable, net of allowance for doubtful accounts of $6,016 and $5,155 respectively	40,729	9,883
Inventory	20,523	17,213
Other receivables	82,081	64,760
Prepaid expenses	7,267	2,469
Total current assets	179,833	130,681

Property and equipment, net of accumulated depreciation of $72,546 and $65,531 respectively	137,095	141,882

Non-current assets:
Note receivable	71,000	71,000
Goodwill	7,565	8,106
Security deposits	9,089	9,089
Total non-current assets	87,654	88,195
Total assets	$404,582	$360,758

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable - convertible debenture	$790,907	$531,389
Notes payable - bank	50,000	50,000
Accounts payable	651,516	491,926
Loans payable to officers -stockholders	62,622	62,741
Accrued expense	45,704	73,071
Total current liabilities	1,600,749	1,209,127

Minority interest
Commitments:
Stockholders' equity (deficit)
Preferred stock, no par value, no liquidation value, 5,000,000 shares authorized, issued 1,000,000 shares 1997 class A convertible preferred stock	11,320	11,320
Common stock - no par value,150,000,000 and 150,000,000 shares authorized in 2001 and 2000 respectively, 53,936,220,and 39,348,486 shares outstanding in 2001 and 2000, respectively	5,350,051	5,155,914

Cumulative currency translation adjustment	(9,310)	(10,833)
Deficit	(6,548,228)	(6,004,770)
Total stockholders' equity (deficit)	(1,196,167)	(848,369)
Total liabilities and stockholders' equity	$404,582	$360,758
See accompanying notes to consolidated financial statements

Next Page

PACEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,

	2001	2000

Sales	$202,821	$57,988
Direct Cost of Goods Sold	176,902	55,961
Gross Profit	25,919	2,027

Operating Costs and Expenses:

Research and Development	115,275	295,664
Depreciation & Amortization	6,755	4,593
Interest Expense	11,898	35,777
Sales and Marketing	50,341	21,368
General and Administrative	386,040	214,273
Total Operating Costs and Expenses	570,309	571,675

Other Income	932	1,152

Net (loss)	$(543,458)	$(568,496)

Net (loss) per common share
Basic	(0.01)	(0.04)
Diluted	(0.01)	(0.04)

Weighted Average shares outstanding
Basic	45,447,957	14,067,227
Diluted	45,447,957	14,067,227

See accompanying notes to consolidated financial statements

Next Page

PACEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MACH 31,

	2001	2000
Cash flows from operating activities:
Net (loss)	$(543,458)	$(568,496)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation	6,755	4,593
Provision for bad debts	861	4,272
Other non cash items	139,922	62,725
Increase (Decrease) in Cash from changes in:
Accounts receivable	(31,707)	6,435
Other receivables	(17,321)	(9,814)
Inventory	(3,310)	(4,083)
Other assets	0	(138,120)
Security deposits	0	(164)
Good will	541	0
Prepaid expenses	(4,798)	(95,622)
Accounts payable	159,590	(19,397)
Accrued expense	(27,367)	(103,369)
Loans payable to officers -stockholders	(119)	25,000
Net cash (used in) operating activities	(320,411)	(836,040)

Cash flows from investing activities:

Purchase of property and equipment	(1,968)	(2,968)
Notes receivable	0	0
Net cash used in investing activities	(1,968)	(2,968)

Cash flows from financing activities:

Notes payable - convertible debenture	259,518	0
Notes payable - bank	0	0
Proceeds from sale of common stock	54,215	1,032,000

Net cash provided by financing activities	313,733	1,032,000

Effect of exchange rates on cash	1,523	(12,640)

Net increase (decrease) in cash and cash equivalents	(7,123)	180,352

Cash and cash equivalents at beginning of year	36,356	95,631

Cash and cash equivalents at end of period	$29,233	$275,983

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	2,380	1,727

See accompanying notes to financial statements.

Next Page

PACEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
MARCH 31, 2001

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

These interim statements should be read in conjunction with the audited December 31, 2000 consolidated financial statements and related notes included in the Company's year ended certified financial statements. The results of operations for the three months are not necessarily indicative of the operating results for the year. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for any interim period are not necessarily indicative of the results for the full year.

2. Subsequent Events

On February 20, 2001, the Company entered into a $50,000 line of credit with an interest rate of Wall Street Journal Prime Rate plus 1.00% to be renewed annually.

In March 2001 the Company entered into a $10,000,000 Equity line of Credit arrangement with the Cornell Capital Partners, L.P. On April 25, 2001, the Company filed a registration statement for the shares of common stock that may be issued under the equity line of credit arrangement. Under the terms of the equity line agreement, the Company will have the right to sell up to $10 million of its common stock. The Company has sole discretion, subject to certain volume limitations and conditions, to draw down upon such funds, as its capital needs dictate. The sale price of the common stock will be 91% of the lowest closing bid price of common stock over the 10 trading day period beginning on the put date and ending on the relevant closing date of the particular draw down upon such funds. In connection with such financing May Davis Group has been issued 5,555,556 shares of restricted common stock and warrants to purchase 250,000 of common stock at a price of $.099 per share. The warrants expire March 14, 2006.

Next Page

In March 2001, the Company entered into a Security Purchase Agreement pursuant to which we issued $250,000 of our convertible debentures. The debentures bear an interest rate of 5% and are payable quarterly. In conjunction with the debentures the Company issued warrants to purchase 250,000 shares of common stock at an exercise price of $.099 per share. The warrants expire March 14, 2006. The shares underlying the convertible debentures, the warrants, and the restricted stock are also being registered on the registration statement filed with the SEC.

On April 19, 2001, Pacel entered into a consulting agreement with Mervyn Phelan, Jr. The Consultant agreed to take stock in Pacel instead of other compensation for the work to be performed. The Company paid to the Consultant and/or its assigns a consulting fee of 250,000 shares of common stock of Pacel Corp. These shares may not be diluted by a reverse split of shares in the Company and the parties acknowledge that the said shares have a fair market value as of the date of this Agreement of $.08 per share. The shares were issued upon the execution of the agreement and registered with the filing of an S-8 registration statement.

FORWARD-LOOKING STATEMENTS

When used in this document and in our filings with the Securities and Exchange Commission, in our press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, which could cause our actual results to differ materially from our historical results and those we presently anticipate or project. You should not place undue reliance on any forward-looking statements, which speak only as of the date made. Various factors could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements we express with respect to future periods in any current statement. These factors include, but are not limited to, the following: increases in our operating expenses outpacing our revenues; our inability to expand our sales and distribution channels; the failure of strategic relationships to implement and promote our software products; the failure of third parties to develop software components necessary for the integration of applications using our software; and the use of our intellectual property by others.

We do not undertake--and we specifically decline any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Next Page

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Business

PACEL's mission is to provide consumers and businesses with a full suite of products and services that provide secure connectivity to and from the Internet, including e-commerce transactions and personnel and company data security. To that end, PACEL and its subsidiaries, Fairfax Communications Limited and E-Business Store.com, have been developing products and methods that meet that need for both families and companies. The ChildWatch software suite of programs puts the controls for family computer usage, including internet filtering, access controls and community support for finding missing and abducted children in the hands of the parents and is readily available at Zany Brainy and Electronic Boutique stores nationally. "e-Centurion" our latest technology advancement (patent pending) software product will provide complete file and data security. This new software is designed to guard both the Inner Door (full protection on your PC from existing and new viruses), i.e., the Love Bug, and someone trying to penetrate your PC and by-pass your password. As well as, the Outer Door (full intruder protection from Internet data collection devices and programs or hackers). Our current goal is to utilize and extend these technologies in the production of derivative products to provide secure Internet connectivity and enhanced desktop security for customers in the home and business marketplaces.

Results of Operations

The following summarizes the basic results of operations for the periods indicated in the Consolidated Statement of Operations.

Three Months Ended March 31,2001 Compared to the Three Months Ended March 31, 2000.

For the three months ended March 31, 2001, sales were $ 202,821 compared to $57,988 for the three months ended March 31, 2000, an increase of $144,833 or 250%. The increase in revenues is directly attributed to the sales generated from existing NATO contracts of Fairfax Communication Limited (FCL) and from E-Business Store's increased business in consulting and web development. The Company intends to continue to focus its efforts on the marketing of Child Watch software and e-Centurion anti-virus software. Only limited revenues from the Child Watch software have been realized to date due to marketing delays. The Company's marketing delays stem from the inability to obtain adequate financing through the end of the first quarter. A registration statement was filed on April 25, 2001 with the SEC to register the shares that may be issued under the equity line of credit arrangement. When the registration statement is declared effective, we may begin to draw on the equity line of credit. We anticipate using a portion of the proceeds from the equity line of credit to implement our marketing plan.

For the three months ended March 31, 2001, direct cost of goods sold were $ 176,902 compared to $55,961 for the three months ended March 31, 2000, an increase of $120,941 or 216%. The increase in direct cost of goods sold is directly attributed to the sales generated from existing NATO contracts discussed above. Gross profit was 12.78 % of sales at

Next Page

March 31,2001 and 3% at March 31, 2000. The increase in gross profit is primarily attributable to the fact that FLC is now selling computer hardware items through Dell and Gateway. The mark up for computer hardware is typically greater in Great Britain than in the United States. Secondly, E-Business Store is actively controlling the costs of jobs on their web design and development orders.

Research and Development expenses consist principally of salaries for software developers, outside consulting, related facilities costs, and expenses associated with computer equipment used in software development. Research and Development expenses for the three months ended March 31, 2001, were $115,275 compared to $295,664 for the three months ended March 31, 2000 a decrease of $180,389 or 61%. Lower consulting costs and salaries led to a decrease in research and development expenses. This decrease is directly attributable to our company being in the final phase of our ChildWatch and e-Centurion software development. The decrease also reflects our increased focus on the marketing of our software and the allocation of resources to prepare us to market these products. We believe, however, that investments in research and development, including the recruiting and hiring of software developers, are critical to remaining competitive in the marketplace and are directly related to continued timely development of new and enhanced products. Accordingly, we anticipate making significant investments in the development of our application software products, including those targeted for the growing Internet market, as funds permit.

Sales and marketing expenses include salaries and benefits, sales commissions, travel expenses, and related facilities costs for our sales, marketing, customer support, and distribution consultants. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations, and other market development programs. Sales and marketing expenses for the three months ended March 31, 2001, were $50,341 compared to $21,368 for the three months ended March 31, 2000 an increase of $28,973 or, 136%. The increase in Sales and marketing expenses is directly attributed to an increased focus on the sales and distribution of our products. The Company expects to increase its sales and marketing expenses significantly throughout the rest of 2001.

General and administrative expenses consist principally of salaries and benefits, travel expenses, and related facilities costs for finance and administration, human resources, legal, and information services. General and administrative expenses also include outside legal and accounting fees, and expenses associated with computer equipment and software used in the administration of the business. General and administrative expenses for the three months ended March 31, 2001 were $386,040 compared to $214,273 for the three months ended March 31, 2000 an increase of $171,767or 80%. The increase in general and administrative expenses is due to increased expenses for outside legal and investment banking services related to the Company's efforts to obatain continuing sources of financing and its ongoing reporting obligations as a public reporting company, as well as increased employee costs related with increased staff.

LIQUIDITY AND CAPITAL RESOURCES AS OF MARCH, 31

	2001		2000
	Total	% Change	Total
Cash, cash equivalents, and short-term investments	$29,233	(89%)	$275,983
Working capital	(1,420,916)	(1,391%)	110,072
Total assets	$404,582	(44%)	$716,713
Stockholders' equity	(1,196,167)	(585%)	246,746

Next Page

Three Months Ended March 31,2001 Compared to the Three Months Ended March 31, 2000.

In February 2001, we secured a $50,000 line of credit with the bank, an interest rate of Wall Street Journal Prime Rate, plus 1.00% to be renewed yearly. To date we have used the entire line, but as equity financing comes available, we expect to reduce this line and have it available as an additional source of working capital. In March 2001, the Company entered into a $10,000,000 equity line of credit arrangement with the Cornell Capital Partners. Under the terms of the equity line arrangement, the Company will have the right to sell up to $10 million of its common stock. The Company may only acces the equity line of credit upon the effectiveness of the registration statement we filed with the SEC. The Company has sole discretion, subject to certain volume limitations and conditions, to draw down upon such funds, as its capital needs dictate. Our ability to continue as a going concern is dependent upon being able to access this equity line of credit. The Company also entered into a $250,000 convertible debenture. The notes bear an interest rate of 5% and are payable quarterly. We believe that our current agreements for financing will successfully take us through the year 2001 and beyond if we are able to increase our revenue and and obtain adequate financing.

We expect to continue our investing activities, including expenditures for computer systems for research and development, sales and marketing, product support, and administrative staff.

Cash and cash equivalents decreased to $29,233 for the period ended March 31, 2001 from $36,256 at December 31, 2000. Trade accounts receivable increased to $40,729 for the period ended march 31, 2001 compared to $9,863 at December 31, 2000. Other receivables increased to $82,081 for the period ended March 31, 2001 compared to $64,760 at December 31, 2000. Accounts payable increased to $651,516 for the period ended March 31, 2001 compared to $491,926 at December 31, 2000. Net cash used for operating activities was $320,411 during the three-month period ended March 31, 2001 compare to $836,040 in the corresponding period of 2000. Net cash used for operating activities primarily reflect the increase in account receivable, other receivables and accounts payable.

Net cash used in investing activities for the three months ended March 31, 2001 and 2000 was $1,968 and $ 2,968 respectively. The outlay reflects the continual investment in computer related equipment for further development efforts.

Net cash provided by financing activities for the three months ended March 31, 2001 and 2000 was $313,733 and $1,032,000, respectively. The funds were raised through the issuance of convertible debentures for the period March 31, 2001. The funds raised for the period March 31, 2000 were raised in conjunction with the filing and effetiveness of an SB-2 registration statement to raise $3,000,000.

Next Page

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the quarter ended March 31,2001.

Next Page

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

PACEL CORP. Registrant
Date: May 15, 2001	/s/ David E. Calkins David E. Calkins, Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)
Date: May 15, 2001	/s/ Lyndon C. Thompson Lyndon C. Thompson, Controller (Principle Financial Officer)

Top