Form 10QSB
period 2001-06-30
PACEL CORP
filed 2001-08-20
CIK 1044490

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________

FORM 10-QSB

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2001

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

       As of August 13, 2001, there were 118,318,920 shares of the Registrant's common stock outstanding.

NEXT PAGE

PACEL CORP. AND SUBSIDIARIES

NEXT PAGE

PACEL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
JUNE 30, 2001 AND DECEMBER 31, 2000

	June 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 1,867	$ 36,356
Accounts receivable, net of allowance for doubtful accounts of $4,434 and $5,155 respectively	131,570	9,883
Inventory	18,699	17,213
Other receivables	60,003	64,760
Prepaid expenses	4,267	2,469
Total current assets	216,406	130,681
Property and equipment, net of accumulated depreciation of $78,572 and $65,531 respectively	132,723	141,882
Non-current assets:
Note receivable	71,000	71,000
Goodwill	7,565	8,106
Security deposits	9,089	9,089
Total non-current assets	87,654	88,195
Total assets	$ 436,783	$ 360,758

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 757,630	$ 491,926
Accrued expense	71,093	73,071
Loans payable officers-Stockholders	142,969	62,741
Notes payable convertible debenture	1,049,690	531,389
Notes payable bank	50,000	50,000
Total current liabilities	2,071,382	1,209,127
Minority Interest Commitments:

Stockholders' equity (deficit)
Preferred stock, no par value, no liquidation value, 5,000,000 shares authorized, issued 1,000,000 shares 1997 class A convertible preferred stock	11,320	11,320
Common stock - no par value, 150,000,000 shares authorized in 2001 and 2000, respectively. 53,936,220 and 39,348,486 shares outstanding in 2001 and 2000, respectively	5,625,346	5,155,914
Cumulative currency translation adjustment	(9,921)	(10,833)
Deficit	(7,261,344)	(6,004,770)
Total stockholders' equity (deficit)	(1,634,599)	(848,369)

Total liabilities and stockholders' equity	$ 436,783	$ 360,758

See accompanying notes to consolidated financial statements.

NEXT PAGE

PACEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
AND THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

	Six months Ended June 30, 2001	Six months Ended June 30, 2000	Three months Ended June 30, 2001	Three months Ended June 30, 2000

Sales	$ 429,088	$ 115,957	$ 226,267	$ 57,969
Direct Cost of Goods Sold	299,107	108,004	122,205	52,043
Gross Profit	129,981	7,953	104,062	5,926

Operating costs and expenses:

Research and development	219,285	765,575	104,010	469,911
Depreciation & Amortization	13,041	14,374	6,286	9,781
Interest expense	25,634	46,103	13,736	10,326
Sales and Marketing	68,091	218,505	17,750	197,137
Financing Expenses	81,100	-	81,100	-
General and Administrative	981,268	489,339	595,228	275,066

Total operating costs and expenses	1,388,419	1,533,896	818,110	962,221

Other Income	1,864	4,435	932	3,283

Net (loss)	$(1,256,574)	$(1,521,508)	$ (713,116)	$ (953,012)

Net (loss) per common share
Basic	(0.03)	(0.09)	(0.02)	(0.05)
Diluted	(0.03)	(0.09)	(0.02)	(0.05)

Weighted Average shares outstanding
Basic	44,449,205	16,283,604	44,449,205	18,375,177
Diluted	44,449,205	16,283,604	44,449,205	18,375,177

See accompanying notes to consolidated financial statements.

NEXT PAGE

PACEL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

	2001	2000
Cash flows from operating activities:
Net (loss)	$(1,256,574)	$(1,521,508)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation	13,041	14,374
Provision for Bad Debts	(721)	4,272
Other non cash items	367,942	57,154
Increase (Decrease) in Cash from changes in:
Accounts receivable	(120,966)	4,880
Other receivables	4,757	(25,076)
Inventory	(1,486)	(5,541)
Other assets	0	(139,240)
Security deposits	0	(15)
Goodwill	541	0
Prepaid expenses	(1,798)	(27,131)
Accounts payable	265,704	(105,282)
Accrued expense	(1,978)	(118,451)
Loans Payable Officers-Stockholders	80,228	-
Net cash (used in) operating activities	(651,310)	(1,861,564)

Cash flows from investing activities:

Purchase of property and equipment	(3,882)	(81,656)
Notes Receivable	0	0

Net cash used in investing activities	(3,882)	(81,656)

Cash flows from financing activities:

Notes payable convertible debenture	518,301	250,000
Notes payable bank	0	0
Proceeds from sale of common stock	101,490	1,844,545

Net cash provided by financing activities	619,791	2,094,545
Effect of exchange rates on cash	912	(3,038)

Net increase (Decrease) in cash and cash equivalents	(34,489)	148,287

Cash and cash equivalents at beginning of year	36,356	95,631

Cash and cash equivalents at end of period	$ 1,867	$ 243,918

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	2,380	1,727

	$ -	$ -

See accompanying notes to consolidated financial statements.

NEXT PAGE

PACEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
JUNE 30, 2001

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

2. Subsequent Events

        In August we received a commitment from North Coast Investment, Inc., to provide us with $550,000 in short-term financing. The commitment provides that the note will bear an interest rate of 10% and have a balloon payment in eight months.

        In July 2001, Pacel Acquisitions Corp. a wholly owned subsidiary entered into a letter of intent to purchase the stock of Advantage Systems, Inc., a computer manufacture. Under the letter of intent, Pacel Acquisitions Corp. will pay $70,000 and assume $450,000 in debt. As part of this transaction, Pacel Acquisition Corp. intends to issue a $1,000,000 note, convertible into stock of Pacel Acquisition Corp. The note bears an interest rate of 8%. The proceeds from this note are designated only for the expenses related to the acquisition of Advantage Systems, Inc., and working capital for Fairfax Communications Limited (FCL) and Advantage Systems. We believe that the purchase of this company will give FCL the ability to sell our hardware rather than Gateway's or Dell's, to NATO. In doing so we expect to be able to increase our margins. This company will also allow Pacel to use Advantage Systems' established customer base for the distribution of its software products.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Business

        PACEL's mission is to provide consumers and businesses with a full suite of products and services that provide secure connectivity to and from the Internet, including e-commerce transactions and personnel and company data security. To that end, PACEL, and its subsidiaries, Fairfax Communications and E-Business Store.Com, have been developing products and methods that meet that need for both families and companies. The ChildWatch software suite of programs puts the controls for family computer usage, including internet filtering, access controls and community support for finding missing and abducted children in the hands of the parents and is readily available at Zany Brany and Electronic Boutique stores nationally. "e-Centurion" our latest technology advancement (patent pending) software product will provide complete file and data security. This new software is designed to guard both the Inner Door (full protection on your PC from existing and new viruses), i.e., the Love Bug, and someone trying to penetrate your PC and by-pass your password. As well as, the Outer Door (full intruder protection from Internet data collection devices and programs or hackers). Our current goal is to utilize and extend these technologies in the production of derivative products to provide secure Internet connectivity and enhanced desktop security for customers in the home and business marketplaces.

NEXT PAGE

Results of Operations

        The following summarizes the basic results of operations for the periods indicated in the Consolidated Statement of Operations.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000.

        For the six months ended June 30, 2001, sales were $429,088 compared to $115,957 for the six months ended June 30, 2000 an increase of $313,131 or 370%. The increase in revenues is directly attributed to the sales generated from existing NATO contracts of Fairfax Communication Limited (FCL) and from E-Business Store's increased business in consulting and web development. The Company intends to continue to focus its efforts on the marketing of Child Watch software and e-Centurion anti-virus software. We believe that marketing delays have prevented Child Watch and e-Centurion from penetrating their respective markets. Accordingly only limited revenues from the Child Watch and e-Centurion software have been realized to date. The Company's' marketing delays stem from the inability to obtain adequate financing through the end of the second quarter, and we do not expect to see any significant revenue from these products until adequate financing is available to market these products.

        For the six months ended June 30, 2001, direct cost of goods sold were $299,107 compared to $108,004 for the six months ended June 30, 2000 an increase of $191,103 or 276%. The increase in direct cost of goods sold is directly attributed to the sales generated from the NATO contracts discussed above. FCL is selling computer hardware items through Dell and Gateway. The mark up for computer hardware is typically greater in Great Britain than in the United States. Secondly, E-Business Store is actively controlling the costs of jobs on their web design and development orders.

        Research and development expenses consist principally of salaries for software developers, outside consulting, and related facilities costs for software development. Research and Development expenses for the six months ended June 30, 2001, were $219,285 compared to $765,575 for the six months ended June 30, 2000 a decrease of $546,290 or 71%. The decrease is directly attributable to being in the final phase of ChildWatch and e-Centurion software development. We believe, however, that investments in research and development, including the recruiting and hiring of software developers, are critical to remaining competitive in the marketplace and are directly related to continued timely development of new and enhanced products. Accordingly, we anticipate making continuing investments in the development of our application software products, including those targeted for the growing Internet market, as funds permit.

NEXT PAGE

        Sales and marketing expenses include salaries, commissions, travel expenses, and marketing expenses for our sales, marketing, customer support, and distribution consultants. Sales and marketing expenses also includes advertising, trade shows, public relations, and other market development programs. Sales and marketing expenses for the six months ended June 30, 2001, were $68,091 compared to $218,505 for the six months ended June 30, 2000 a decrease of $150,414 or, 69%. The decrease sales and marketing expense is due to the lack of funds available in the second quarter of 2001.

        General and administrative expenses consist principally of salaries and benefits, travel expenses, and related facilities costs for finance and administration, human resources, legal, and information services. General and administrative expenses for the six months ended June 30, 2001 were $981,268 compared to $489,339 for the six months ended June 30, 2000 an increase of $491,929 or 200%. The increase in general and administrative expenses is due to increased expenses for outside legal and investment banking services related to the Company's efforts to obtain continuing sources of financing and its ongoing reporting obligations as a public reporting company. Increased employee costs related with increased staffing have also contributed to the increase in general and administrative expenses.

        Interest expense and financing expenses for the six months ended June 30, 2001 were $106,634 compared to $46,103 for the six months ended June 30, 2000 an increase of $60,531 or 230%. We entered in various convertible notes, these notes contained a "beneficial conversion feature." According to the Emerging Issues Task Force (EITF) Number 98-5, entitled "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", this beneficial conversion feature was assigned an intrinsic value of $81,100, as calculated under the provision of the EITF. This amount was immediately expensed, as the Notes were convertible into common shares of Pacel at the time of their execution. The remaining interest of $25,634 is accrued interest on the Convertible Notes and interest paid on the $50,000 with the line of credit.

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000.

       For the three months ended June 30, 2001, sales were $226,267 compared to $57,969 for the three months ended June 30, 2000 an increase of $168,298 or 390%. The increase in revenues is directly attributed to the sales generated from existing NATO contracts of FCL and from E-Business Store's increased business in consulting and web development.

        For the three months ended June 30, 2001, direct cost of goods sold were $122,205 compared to $52,043 for the three months ended June 30, 2000 an increase of $70,162 or 135%. The increase in direct cost of goods sold is directly attributed to the sales generated from the NATO contracts discussed above.

        Research and development expenses for the three months ended June 30, 2001, were $104,010 compared to $469,911 for the three months ended June 30, 2000 a decrease of $365,901 or 78%. The decrease is directly attributable to being in the final phase of ChildWatch and e-Centurion software development. Development of new products has been delayed due to lack of funding. We believe, however, that investments in research and development, including the recruiting and hiring of software developers, are critical to remaining competitive in the marketplace.

NEXT PAGE

        Sales and marketing expenses for the three months ended June 30, 2001, were $17,750 compared to $197,137 for the three months ended June 30, 2000 a decrease of $179,387 or, 91%. The decrease in sales and marketing expense is due directly to a lack of funds available in the second quarter of 2001.

        General and administrative expenses for the three months ended June 30, 2001 were $595,228 compared to $275,066 for the three months ended June 30, 2000 an increase of $320,162 or 186%. The increase in general and administrative expenses is due to increased expenses for outside legal and investment banking services related to the company's efforts to obtain continuing sources of financing and its ongoing reporting obligations as a public reporting company, as well as increased employee costs related with increased staffing.

Interest expense and Financing expenses for the three months ended June 30, 2001 were $87,286 compared to $9,781 for the three months ended June 30, 2000 and increase of $77,505 or 892%. We have entered in various convertible notes that contain a "beneficial conversion feature." According to the Emerging Issues Task Force (EITF) Number 98-5, entitled "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", this beneficial conversion feature was assigned an intrinsic value of $81,000, as calculated under the provision of the EITF. This amount was immediately expensed, as the Notes were convertible into common shares of the Company at the time of their execution. The remaining interest of $6,286 is accrued interest on the Convertible Notes and interest paid on the $50,000 line of credit.

LIQUIDITY AND CAPITAL RESOURCES AS OF JUNE 30, 2001

        In February 2001, we secured a $50,000 line of credit with a bank, at an interest rate of Wall Street Journal Prime Rate, plus 1.00% to be renewed annually. At June 30, 2001 the entire line was outstanding.

        In March 2001, the Company entered into a $10,000,000 Equity line of Credit arrangement with Cornell Capital Ltd. Under the terms of the equity line agreement, the Company had the right to sell up to $10 million of its common stock. We could only access the equity line of credit upon the effectiveness of the registration statement we filed with the SEC. In July 2001 we withdrew our registration filing and in doing so our agreements with Cornell Capital Ltd were terminated.

        In March 2001 and May 2001 we issued $250,000 and $500,000 respectively, convertible debentures. The notes bear an interest rate of 5% and 8%, respectively and are payable quarterly.

        In August we received a commitment from North Coast Investment, Inc., to provide us with $550,000 in short-term financing. The commitment provides that the note will bear an interest rate of 10% and have a balloon payment in eight months.

NEXT PAGE

        Due to lack of funding and withdrawal of the registration statement we began to lay off all nonessential personnel. We are in the process of renegotiating our current office leases to reduce office space. We are also evaluating all expenses and making the necessary cutbacks. We believe that with this reduction in expenses, the balloon note and sales we will have sufficient working capital through the end of the year. Our ability to continue as a going concern beyond December 2001 is dependent upon being able to successfully secure long term financing either through the issuance of debt or equity.

        Cash and cash equivalents decreased to $1,867 for the period ended June 30, 2001 from $36,356 at December 31, 2000. Trade accounts receivable increased to $131,570 for the period ended June 30, 2001 compared to $9,883 at December 31, 2000. Other receivables decreased to $60,003 for the period ended June 30, 2001 compared to $64,760 at December 31, 2000. Accounts payable increased to $757,630 for the period ended June 30, 2001 compared to $491,926 at December 31, 2000. Net cash used for operating activities was $651,310 during the six-month period ended June 30, 2001 compared to $1,861,564 in the corresponding period of 2000. Net cash used for operating activities primarily reflect the increase in account receivable, and other receivables offset by accounts payable and loans to officers.

        Net cash used in investing activities for the six months ended June 30, 2001 and 2000 was $3,882 and $81,656 respectively. The outlay reflects the continual investment in computer related equipment for further development efforts.

Net cash provided by financing activities for the six months ended June 30, 2001 and 2000 was $619,791 and $2,094,545, respectively. The funds were raised primarily through the issuance of convertible debentures in the period ended June 30, 2001. The funds raised for the period ended June 30, 2000 were raised in conjunction with the filing of an SB-2 registration statement to raise $3,000,000.

NEXT PAGE

PACEL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
JUNE 30, 2001

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

SIGNATURES Registrant
PACEL CORP. Registrant
Date: August 20, 2000	\s\David E. Calkins David E. Calkins, Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)

NEXT PAGE