Form 10QSB
period 2001-09-30
PACEL CORP
filed 2001-11-20
CIK 1044490

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  --------------------------------------------

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                         Commission File Number 0-29459

                                   PACEL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   VIRGINIA                                          54-1712558
   -------------------------------------------------------------------------

   (State or other jurisdiction of
   incorporation or organization      (I.R.S. Employer Identification Number)


         8870 RIXLEW LANE, SUITE 201, MANASSAS, VIRGINIA      20109-3795
         -----------------------------------------------      ----------
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

As of September 30, 2001, there were 120,670,772 shares of the Registrant's common stock outstanding.

                          PACEL CORP. AND SUBSIDIARIES



INDEX




   PART I.        FINANCIAL INFORMATION (unaudited)

Item 1.  Consolidated Condensed Financial Statements                           1


         Condensed Consolidated Balance Sheets                                 1


         Consolidated Condensed Statements of Income of Operations             2


         Consolidated Statements of Cash Flows                                 3


         Notes to Consolidated Condensed Financial Statements                  4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 6


   PART II. OTHER INFORMATION                                                  9


             SIGNATURES                                                       10


                          PACEL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                    UNAUDITED        AUDITED
                                                                  September 30,    December 31,
                                                                      2001            2000
                                                                  -----------      -----------

Current assets:
   Cash and cash equivalents                                        $   175,247    $    36,356
   Accounts receivable, net of allowance for doubtful accounts          356,055          9,883
      of $7,647 and $5,155 respectively
   Inventory                                                             64,347         17,213
   Other receivables                                                     55,249         64,760
   Prepaid expenses                                                      19,038          2,469
                                                                    -----------    -----------
      Total current assets                                              669,936        130,681
                                                                    -----------    -----------

Property and equipment, net of accumulated depreciation
      of $84,489 and $65,531 respectively                               139,290        141,882
                                                                    -----------    -----------

Non-current assets:
     Note receivable                                                     71,000         71,000
     Goodwill                                                           273,701          8,106
     Security deposits                                                   11,880          9,089
                                                                    -----------    -----------
        Total non-current assets                                        356,581         88,195
                                                                    -----------    -----------
      Total assets                                                  $ 1,165,807    $   360,758
                                                                    ===========    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                 $ 1,296,145    $   491,926
   Accrued expense                                                       89,358         73,071
   Loans payable officers-Stockholders                                  206,325         62,741
   Notes payable convertible debenture                                1,331,440        531,389
   Notes payable bank                                                    50,000         50,000

                                                                    -----------    -----------
      Total current liabilities                                       2,973,268      1,209,127
                                                                    -----------    -----------
Long term liabilities:
   Equipment leases                                                      98,582           --
                                                                    -----------    -----------
       Total long term liabilities                                       98,582           --

       Total liabilities                                              3,071,850      1,209,127
Minority interest
Commitments:

Stockholders' equity (deficit)
   Preferred stock, no par value,
     no liquidation value, 5,000,000 shares
     authorized, issued 1,000,000 shares
     1997 class A convertible preferred stock                            11,320         11,320
   Common stock - no par value,
     150,000,000 shares authorized in  2001 and 2000,
     respectively.  120,670,772 and 30,570,560 shares outstanding
     in 2001 and 2000, respectively                                   5,984,325      5,155,914
   Cumulative currency translation adjustment                           (15,738)       (10,833)
       Deficit                                                       (7,787,368)    (6,004,770)
                                                                    -----------    -----------
   Total stockholders' equity  (deficit)                             (1,807,461)      (848,369)
                                                                    -----------    -----------

   Total liabilities and stockholders' equity                       $ 1,165,807    $   360,758
                                                                    ===========    ===========

                                                                        --              --


          See accompanying notes to consolidated financial statements

                          PACEL CORP. AND SUBSIDIARIES
                     CONSOLDIATED STATEMENTS OF OPERATIONS




                                      NINE MONTHS      NINE MONTHS    THREE MONTHS     THREE MONTHS
                                      -----------      -----------    ------------     ------------
                                         ENDED            ENDED         ENDED            ENDED
                                         -----            -----         -----            -----
                                       SEPTEMBER        SEPTEMBER      SEPTEMBER        SEPTEMBER
                                        30, 2001         30, 2000      30, 2001         30, 2000
                                       ------------    ------------  -------------     ----------



 Sales                                 $    984,638    $    184,363    $    555,550    $     68,406
 Direct Cost of Goods Sold                  704,311          56,667         405,204          52,487
                                       ------------    ------------    ------------    ------------
Gross Profit                                280,327         127,696         150,346          15,919
                                       ------------    ------------    ------------    ------------


Operating costs and expenses:

      Research and development              306,806         926,382          87,521          52,803
      Depreciation & Amortization            14,364          21,460           1,323           7,086
      Interest expense                       53,333          52,772          27,699          11,104
      Sales and Marketing                   104,425         390,285          36,334         171,780
      Financing Expenses                    276,273            --           195,173            --
      General and Administrative          1,310,520       1,250,394         329,252         755,221
                                       ------------    ------------    ------------    ------------

     Total operating costs and
        expenses                          2,065,721       2,641,293         677,302         997,994
                                       ------------    ------------    ------------    ------------

 Other Income                                 2,796           4,180             932            (255)

           Net (loss)                  $ (1,782,598)   $ (2,509,417)   $   (526,024)   $   (982,330)
                                       ============    ============    ============    ============

Net  (loss) per common share
     Basic                                    (0.04)          (0.12)          (0.01)          (0.04)
     Diluted                                  (0.04)          (0.12)          (0.01)          (0.04)

Weighted Average shares outstanding
     Basic                               44,449,205      21,016,674      44,449,205      22,378,608
     Diluted                             44,449,205      21,016,674      44,449,205      22,378,608


          See accompanying notes to consolidated financial statements






                          PACEL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30







                                                           2001           2000
                                                           ----           ----

Cash flows from operating activities:
   Net (loss)                                          $(1,782,598)   $(2,509,417)
Adjustments to reconcile net (loss) to net cash
 (used in) provided by operating activities:
   Depreciation                                             19,779         21,460
   Provision for Bad Debts                                   2,492            598
   Other non cash items                                    156,705         57,791
Increase (Decrease) in Cash from changes in:
    Accounts receivable                                   (348,664)         3,997
    Other receivables                                        9,511        (22,942)
    Inventory                                              (47,134)       (14,406)
    Other assets                                                 0              0
    Security deposits                                       (2,791)            15
    Good will                                             (265,595)         1,623
    Prepaid expenses                                       (16,569)        11,545
    Accounts payable                                       804,219        (48,713)
    Accrued expense                                         16,287        (68,454)
    Loans Payable Officers-Stockholders                    143,584        (10,000)
                                                       -----------    -----------
 Net cash (used in) operating activities                (1,045,179)    (2,576,903)
                                                       -----------    -----------


Cash flows from investing activities:

    Purchase of property and equipment                     (13,856)      (122,683)
                                                       -----------    -----------
       Net cash used in investing activities               (13,856)      (122,683)
                                                       -----------    -----------

Cash flows from financing activities:

   Notes payable convertible debenture                     746,718        404,132
   Proceeds from long term leases                           98,582              0
   Proceeds from sale of common stock                      357,531      2,296,913
                                                       -----------    -----------

   Net cash provided by financing activities             1,295,412      2,701,045
                                                       -----------    -----------
Effect of exchange rates on cash                            (4,905)        (6,162)
                                                       -----------    -----------

Net increase (Decrease) in cash and cash equivalents       138,891         (4,703)

Cash and cash equivalents at beginning of year              36,356         95,631
                                                       -----------    -----------

Cash and cash equivalents at end of period             $   175,247    $    90,928
                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                  4,872          3,128
                                                       -----------    -----------


          See accompanying notes to consolidated financial statements

                          PACEL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                               SEPTEMBER 30, 2001





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

2.       ACQUISITION OF ADVANTAGE SYSTEMS INC. (ASI)


         In September 2001, Pacel Acquisition Corp. a wholly owned subsidiary completed its acquisition of Advantage Systems, Inc. a computer manufacture, for $70,000 and the assume of $238,727 in debt. Pacel Acquisition Corp. has accounted for the acquisition under the purchase method of accounting in accordance with generally accepted accounting principles. Pacel has recorded in its consolidated financial statements all of the assets and liabilities of Advantage. Good will of $197,218 has been recorded on Pacel's books. On September 14, 2001 Pacel Acquisition was merge into Pacel Corp. Pacel has secured a $1,000,000 convertible note to purchase this company.

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

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

      For the nine months ended September 30, 2001, sales were $984,638 compared to $184,363 for the nine months ended September 30, 2000 an increase of $800,275 or 434%. The increase in revenues is attributed to the sales generated from existing NATO contracts of Fairfax Communication Limited (FCL) and Advantage Systems existing customer base. Sales for the month of September 2001 for Advantage Systems were $236,138. E-Business Store continues to increase their sales in consulting and web development. With acquisition of Advantage Systems we are refocusing our efforts, to the distribution of hardware and consulting services through (FCL) NATO contracts. We will continue to focus our efforts on the marketing of Child Watch software and e-Centurion anti-virus software as adequate funding becomes available. We believe that marketing delays have prevented Child Watch and e-Centurion from penetrating their respective markets. Accordingly only limited revenues from the Child Watch and e-Centurion software have been realized to date. The Company's' marketing delays stem from the inability to obtain adequate financing through the end of the third quarter. We do not expect to see any significant revenue from these products until adequate financing is available to market these products.

      For the nine months ended September 30, 2001, direct cost of goods sold were $704,311 compared to $56,667 for the nine months ended September 30, 2000 an increase of $647,644. The increase in direct cost of goods sold is directly attributed to the sales generated from the NATO contracts and Advantage Systems discussed above. FCL is selling computer hardware items through Dell and Gateway. The mark up for computer hardware is typically greater in Great Britain than in the United States. Advantage costs of goods sold are higher due to the lower margins on hardware in the United States.

      Research and development expenses consist principally of salaries for software developers, outside consulting, and related facilities costs for software development. Research and Development expenses for the nine months ended September 30, 2001, were $306,806 compared to $926,382 for the nine months ended September 30, 2000 a decrease of $619,576. The decrease is directly attributable to being in the final phase of ChildWatch and e-Centurion software development. We believe, however, that investments in research and development, including the recruiting and hiring of software developers, are critical to remaining competitive in the marketplace and are directly related to continued timely development of new and enhanced products. Accordingly, we anticipate making continuing investments in the development of our application software products, including those targeted for the growing Internet market, as funds permit.

      Sales and marketing expenses include salaries, commissions, travel expenses, and marketing expenses for our sales, marketing, customer support, and distribution consultants. Sales and marketing expenses also includes advertising, trade shows, public relations, and other market development programs. Sales and marketing expenses for the nine months ended September 30, 2001, were $104,251 compared to $390,285 for the nine months ended September 30, 2000 a decrease of $286,034. The decrease in sales and marketing expense is due to the lack of funds available to us for sales and marketing for the nine months ended September 30, 2001.

      General and administrative expenses consist principally of administrative salaries and benefits, travel expenses, and related facilities costs for finance and administration, human resources, legal, and information services. General and administrative expenses for the nine months ended September 30, 2001 were $1,310,520 compared to $1,250,394 for the nine months ended September 30, 2000 an increase of $60,126. The increase in general and administrative expenses is due to increased expenses for outside legal and investment banking services related to the Company's efforts to obtain continuing sources of financing and its ongoing reporting obligations as a public reporting company. Increased employee costs related with increased staffing have also contributed to the increase in general and administrative expenses.


     Interest expense and Financing expenses for the nine months ended September 30, 2001 were $329,606 compared to $52,772 for the nine months ended September 30, 2000 an increase of $276,834. We entered in various convertible notes, these notes contained a "beneficial conversion feature" Per Emerging Issues Task force
(EITF) Number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or contingently Adjustable Conversion Ratios", this beneficial conversion feature was assigned an intrinsic value of $260,350, as calculated under the provision of the EITF. This amount was immediately expensed, as the Notes were convertible into common shares of the Company at the time of the signing of the Agreement. The remaining interest of $69.256 is accrued interest on the Convertible Notes and interest paid on the $50,000 with the bank.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

       For the three months ended September 30, 2001, sales were $555,550 compared to $68,406 for the three months ended September 30, 2000 an increase of $487,144. The increase in revenues is directly attributed to the sales generated from existing NATO contracts of FCL and sales generated from Advantage Systems.

      For the three months ended September 30, 2001, direct cost of goods sold were $405,204 compared to $52,487 for the three months ended September 30, 2000 an increase of $352,717. The increase in direct cost of goods sold is directly attributed to the sales generated from the NATO contracts discussed above.

      Research and development expenses for the three months ended September 30, 2001, were $87,521 compared to $52,803 for the three months ended September 30, 2000 an increase of $34,718. The increase is attributable to increase in related payroll and overhead expenses.

      Sales and marketing expenses for the three months ended September 30, 2001, were $36,334 compared to $171,780 for the three months ended September 30, 2000 a decrease of $135,446. The decrease in sales and marketing expense is due directly to a lack of funds available in the third quarter of 2001.

      General and administrative expenses for the three months ended September 30, 2001 were $329,252 compared to $755,221 for the three months ended September 30, 2000 a decrease of $425,969. The decrease in general and administrative expenses is due to the restructuring of administrative staff due to lack of financing. (see discussion in liquity)

       Interest expense and Financing expenses for the three months ended September 30, 2001 were $222,872 compared to $11,104 for the three months ended September 30, 2000 and increase of $211,768. We entered in various convertible notes, these notes contained a "beneficial conversion feature" Per Emerging Issues Task force (EITF) Number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or contingently Adjustable Conversion Ratios", this beneficial conversion feature was assigned an intrinsic value of $179,250, as calculated under the provision of the EITF. This amount was immediately expensed, as the Notes were convertible into common shares of the Company at the time of the signing of the Agreement. The remaining interest of $43,622 is accrued interest on the Convertible Notes and interest paid on the $50,000 with the bank

LIQUIDITY AND CAPITAL RESOURCES AS OF SEPTEMBER 30, 2001


      In February 2001, we secured a $50,000 line of credit with a bank, at an interest rate of Wall Street Journal Prime Rate, plus 1.00% to be renewed annually. At September 30, 2001 the entire line was outstanding.

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

      In August we entered into a short term financing agreement to borrow $550,000 from North Coast Investment Inc. The note will bear an interest rate of 10% and has a balloon payment in eight months. Additional terms were stipulated in the note making this agreement unfavorable for use. We have not nor do we intent to draw down on this note.

         On September 1, 2001, Pacel Acquisitions Corp. a wholly owned subsidiary purchased the stock of Advantage Systems, Inc. a computer manufacture. Pacel Acquisitions Corp. will pay $70,000 and assume $238,727 in debt. On September 2001 Advantage Systems Inc. was merged into Pacel Corp., and is now a division of Pacel Corp. Pacel has entered into a letter of intent to secured a $1,000,000 convertible note to purchase this company and supply the necessary cash flow for the following year. The note bears and interest rate of 8%. These funds are designated only for the expenses related to the acquisition of Advantage Systems, Inc., and working capital for FCL and Advantage. We believe that the purchase of this company will give FCL the ability to sell our hardware rather than Gateway's or Dell's, to NATO. In doing so our margins will increase substantially. This company will also allow Pacel to use its established customer base for the distribution of its software products.

      Due to lack of funding and withdrawal of the registration we began to lay off all nonessential personnel. We are in the process of renegotiating our current office leases to reduce office space. We are also evaluating all expenses and making the necessary cutbacks. We believe that with this reduction in expenses, convertible notes and sales, we will have sufficient working capital through the end of the year. Our ability to continue as a going concern beyond December 2001 is dependent upon being able to successfully secure long term financing either through the issuance of debt or equity.

      Cash and cash equivalents increased to $175,247 for the period ended September 30, 2001 from $36,356 at December 31, 2000. Trade accounts receivable increased to $356,055 for the period ended September 30, 2001 compared to $9,883 at December 31, 2000. Other receivables decreased to $9,511 for the period ended September 30, 2001 compared to $64,760 at December 31, 2000. Accounts payable increased to $1,296,145 for the period ended September 30, 2001 compared to $491,926 at December 31, 2000. Net cash used for operating activities was $1,045,179 during the nine-month period ended September 30, 2001 compared to $2,576,903 in the corresponding period of 2000. Net cash used for operating activities primarily reflect the increase in account receivable, and inventory offset by accounts payable and loans to officers.

      Net cash used in investing activities for the nine months ended September 30, 2001 and 2000 was $13,856 and $122,683 respectively. The outlay reflects the continual investment in computer related equipment for further development efforts.

      Net cash provided by financing activities for the nine months ended September 30, 2001 and 2000 was $1,202,831 and $2,701,045, respectively. The funds were raised primarily through the issuance of convertible debentures in the period ended September 30, 2001. The funds raised for the period September 30, 2000 were raised in conjunction with the filing of an SB-2 registration statement to raise $3,000,000.