Form 10-Q/A
period 2001-09-30
PACEL CORP
filed 2002-02-05
CIK 1044490

                          PACEL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                                                      UNAUDITED      AUDITED
                                                                    September 30,  December 31,
                                                                       2001           2000
                                                                    -------------  ------------

Current assets:
   Cash and cash equivalents                                        $   175,247    $    36,356
   Accounts receivable, net of allowance for doubtful accounts          356,055          9,883
      of $7,647 and $5,155 respectively
   Inventory                                                             64,347         17,213
   Other receivables                                                     55,249         64,760
   Prepaid expenses                                                      19,038          2,469
                                                                    -----------    -----------
      Total current assets                                              669,936        130,681
                                                                    -----------    -----------

Property and equipment, net of accumulated depreciation
      of $84,489 and $65,531 respectively                               139,290        141,882
                                                                    -----------    -----------

Non-current assets:
     Note receivable                                                     71,000         71,000
     Goodwill                                                           541,499          8,106
     Security deposits                                                   11,880          9,089
                                                                    -----------    -----------
        Total non-current assets                                        624,379         88,195
                                                                    -----------    -----------
      Total assets                                                  $ 1,433,605    $   360,758
                                                                    ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                 $ 1,197,563    $   491,926
   Accrued expenses                                                      89,358         73,071
   Loans payable officers-Stockholders                                  206,325         62,741
   Notes payable convertible debenture                                1,331,440        531,389
   Notes payable bank                                                    50,000         50,000
   Other payables                                                       267,798              0
                                                                    -----------    -----------
      Total current liabilities                                       3,142,484      1,209,127
                                                                    -----------    -----------
Long term liabilities:
   Equipment leases                                                      98,582           --
                                                                    -----------    -----------
       Total long term liabilities                                       98,582           --

       Total liabilities                                              3,241,066      1,209,127
Minority interest
Commitments:

Stockholders' equity (deficit)
   Preferred stock, no par value,
     no liquidation value, 5,000,000 shares
     authorized, issued 1,000,000 shares
     1997 class A convertible preferred stock                            11,320         11,320
   Common stock - no par value,
     150,000,000 shares authorized in  2001 and 2000,
     respectively.  120,670,772 and 39,348,486 shares outstanding
     in 2001 and 2000, respectively                                   5,984,325      5,155,914
   Cumulative currency translation adjustment                           (15,738)       (10,833)
       Deficit                                                       (7,787,368)    (6,004,770)
   Total stockholders' equity  (deficit)                             (1,807,461)      (848,369)
                                                                    -----------    -----------

   Total liabilities and stockholders' equity                       $ 1,433,605    $   360,758
                                                                    ===========    ===========


          See accompanying notes to consolidated financial statements

                          PACEL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                           NINE MONTHS    NINE MONTHS   THREE MONTHS    THREE MONTHS
                                           -----------    -----------   ------------    ------------
                                             ENDED          ENDED          ENDED           ENDED
                                             -----          -----          -----           -----
                                          SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                              2001             2000          2001           2000

                                          -------------------------------------------------------------

 Sales                                    $   984,638    $   184,363    $    555,550    $    68,406
 Cost of Goods Sold                           704,311         56,667         405,204         52,487
                                          -----------    -----------    ------------    -----------
Gross Profit                                  280,327        127,696         150,346         15,919
                                          -----------    -----------    ------------    -----------


Operating costs and expenses:

      Research and development                306,806        926,382          87,521         52,803
      Depreciation & Amortization              14,364         21,460           1,323          7,086
      Interest expense                         53,333         52,772          27,699         11,104
      Sales and Marketing                     104,425        390,285          36,334        171,780
      Financing Expenses                      276,273           --           195,173           --
      General and Administrative            1,310,520      1,250,394         329,252        755,221
                                          -----------    -----------    ------------    -----------

     Total operating costs and expenses     2,065,721      2,641,293         677,302        997,994
                                          -----------    -----------    ------------    -----------

 Other Income                                   2,796          4,180             932           (255)

           Net (loss)                     $(1,782,598)   $(2,509,417)   $   (526,024)   $  (982,330)
                                          ===========    ===========    ============    ===========

Net  (loss) per common share
     Basic                                      (0.03)         (0.12)          (0.01)         (0.04)
     Diluted                                    (0.03)         (0.12)          (0.01)         (0.04)

Weighted Average shares outstanding
     Basic                                 69,606,484     21,016,674     105,171,915     22,378,608
     Diluted                               69,606,484     21,016,674     105,171,915     22,378,608



          See accompanying notes to consolidated financial statements


                          PACEL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (UNAUDITED)



                                                           2001           2000
                                                           ----           ----

Cash flows from operating activities:
   Net (loss)                                          $(1,782,598)   $(2,509,417)
Adjustments to reconcile net (loss) to net cash
 (used in) provided by operating activities:
   Depreciation                                             14,364         21,460
   Provision for Bad Debts                                   2,492            598
   Other non cash items                                    210,395         57,791
Increase (Decrease) in Cash from changes in:
    Accounts receivable                                   (348,664)         3,997
    Other receivables                                        9,511        (22,942)
    Inventory                                              (47,134)       (14,406)
    Other assets                                                 0              0
    Security deposits                                       (2,791)            15
    Prepaid expenses                                       (16,569)        13,168
    Accounts payable                                       705,637        (48,713)
    Accrued expense                                         16,287        (68,454)
    Loans Payable Officers-Stockholders                    143,584        (10,000)
                                                       -----------    -----------
 Net cash (used in) operating activities                (1,095,486)    (2,576,903)
                                                       -----------    -----------


Cash flows from investing activities:

    Purchase of property and equipment                     (13,856)      (122,683)
                                                       -----------    -----------
       Net cash used in investing activities               (13,856)      (122,683)
                                                       -----------    -----------

Cash flows from financing activities:

   Notes payable convertible debenture                     746,718        404,132
   Proceeds from long term leases                           98,582              0
   Proceeds from sale of common stock and options          407,838      2,296,913
                                                       -----------    -----------

   Net cash provided by financing activities             1,253,138      2,701,045
                                                       -----------    -----------
Effect of exchange rates on cash                            (4,905)        (6,162)
                                                       -----------    -----------

Net increase (Decrease) in cash and cash equivalents       138,891         (4,703)

Cash and cash equivalents at beginning of year              36,356         95,631
                                                       -----------    -----------

Cash and cash equivalents at end of period             $   175,247    $    90,928
                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                  4,872          3,128
                                                       -----------    -----------


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

2.         ACQUISITION OF ADVANTAGE SYSTEMS INC. (ASI)


     In September 2001, Pacel Acquisition Corp. a wholly owned subsidiary completed its acquisition of Advantage Systems, Inc. a computer manufacture, for $70,000 and the assumption of $741,773 in debt. Pacel Acquisition Corp. has accounted for the acquisition under the purchase method of accounting in accordance with generally accepted accounting principles. Pacel has recorded in its consolidated financial statements all of the assets and liabilities of Advantage. Good will of $401,107 has been recorded on Pacel's books. On September 14, 2001 Pacel Acquisition was merged into Pacel Corp. Pacel has secured a $1,000,000 convertible note to purchase this company.

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

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2000.

       For the nine months ended September 30, 2001, sales were $984,638 compared to $184,363 for the nine months ended September 30, 2000 an increase of $800,275 or 434%. The increase in revenues is attributed to the sales generated from existing NATO contracts of Fairfax Communication Limited (FCL) and Advantage Systems existing customer base. Sales for the month of September 2001 for Advantage Systems were $236,138. E-Business Store continues to increase their sales in consulting and web development. With the acquisition of Advantage Systems we are refocusing our efforts, to the distribution of hardware and consulting services through (FCL) NATO contracts. We will continue to focus our efforts on the marketing of Child Watch software and e-Centurion anti-virus software as adequate funding becomes available. We believe that marketing delays have prevented Child Watch and e-Centurion from penetrating their respective markets. Accordingly only limited revenues from the Child Watch and e-Centurion software have been realized to date. The Company's' marketing delays stem from the inability to obtain adequate financing through the end of the third quarter. We do not expect to see any significant revenue from these products until adequate financing is available to market these products.

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

       Sales and marketing expenses include salaries, commissions, travel expenses, and marketing expenses for our sales, marketing, customer support, and distribution consultants. Sales and marketing expenses also includes advertising, trade shows, public relations, and other market development programs. Sales and marketing expenses for the nine months ended September 30, 2001, were $104,425 compared to $390,285 for the nine months ended September 30, 2000 a decrease of $285,860. The decrease in sales and marketing expense is due to the lack of funds available to us for sales and marketing for the nine months ended September 30, 2001.

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


       In February 2001, we secured a $50,000 line of credit with a bank, at an interest rate of Wall Street JOURNAL'S PRIME Rate, plus 1.00% to be renewed annually. At September 30, 2001 the entire line was outstanding,

     On September 1, 2001, Pacel Acquisitions Corp. a wholly owned subsidiary purchased the stock of Advantage Systems, Inc. a computer manufacture. Pacel Acquisitions Corp. will pay $70,000 and assume $741,773 in debt. On September 2001 Advantage Systems Inc. was merged into Pacel Corp., and is now a division of Pacel Corp. Pacel has secured a $1,000,000 convertible note to purchase this company and supply the necessary cash flow for the following year. The note bears and interest rate of 8%. These funds are designated only for the expenses related to the acquisition of Advantage Systems, Inc., and working capital for FCL and Advantage. We believe that the purchase of this company will give FCL the ability to sell our hardware rather than Gateway's or Dell's, to NATO. In doing so our margins will increase substantially. This company will also allow Pacel to use its established customer base for the distribution of its software products.

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

       Cash and cash equivalents increased to $175,247 for the period ended September 30, 2001 from $36,356 at December 31, 2000. Trade accounts receivable increased to $356,055 for the period ended September 30, 2001 compared to $9,883 at December 31, 2000. Other receivables decreased to $9,511 for the period ended September 30, 2001 compared to $64,760 at December 31, 2000. Accounts payable increased to $1,197,563 for the period ended September 30, 2001 compared to $491,926 at December 31, 2000. Net cash used for operating activities was $1,095,486 during the nine-month period ended September 30, 2001 compared to $2,576,903 in the corresponding period of 2000. Net cash used for operating activities primarily reflect the increase in account receivable, and inventory offset by accounts payable and loans to officers.

       Net cash used in investing activities for the nine months ended September 30, 2001 and 2000 was $13,856 and $122,683 respectively. The outlay reflects the continual investment in computer related equipment for further development efforts.

       Net cash provided by financing activities for the nine months ended September 30, 2001 and 2000 was $1,253,138 and $2,701,045, respectively. The funds were raised primarily through the issuance of convertible debentures in the period ended September 30, 2001. The funds raised for the period September 30, 2000 were raised in conjunction with the filing of an SB-2 registration statement to raise $3,000,000.