Form 10KSB
period 2001-12-31
PACEL CORP
filed 2002-04-15
CIK 1044490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

   For the fiscal year ended  December 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________________ to _____________

   Commission file number 000-29459


                                Pacel Corporation
                                -----------------
                 (Name of small business issuer in its charter)


VIRGINIA                                                 54-1712558
--------------------------------                --------------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification No.)



8870 Rivlew Lane                                         20109-3795
--------------------------------                --------------------------------
(Address of principal executive offices)                 (Zip Code)


Issuer's telephone number (703) 257-4759


Securities registered under Section 12(b) of the Exchange Act:


Title of each class                             Name of each exchange
                                                on which registered

--------------------------------                --------------------------------
(Title of class)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock No Par Value Per Share

--------------------------------------------------------------------------------
(Title of class)

--------------------------------------------------------------------------------
(Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [_] No

Check if there is no disclosure of delinquent filers in response to is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year.  $1,617,552.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)


     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [_]Yes [X] No


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of April 10, 2002, the aggregate market value of the voting and non-voting common stock of the registrant held by non affiliates of the registrant, computed by reference tot he average bid and asked price of such common equity on that date was $486,351.07

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 6,484,681 as of 4/10/02.


                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Transitional Small Business Disclosure Format (Check one): Yes ____; No ____



                                TABLE OF CONTENTS
                                                                                                    Page No.
                                     PART I
 Item 1.      Business                                                                                   1
 Item 2.      Properties                                                                                11
 Item 3.      Legal Proceedings                                                                         12
 Item 4.      Submission of Matters to a Vote of Security Holders                                       12

                                     PART II
 Item 5.      Market for Registrant's Common Stock and Related Stockholder Matters                      12
 Item 6.      Management's Discussion and Analysis of Financial Condition and Results of                12
              Operations
 Item 7.      Financial Statements and Supplementary Data                                               19
 Item 8.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure      19

                                    PART III
 Item 9.      Directors and Executive Officers of the Registrant                                        19
 Item 10.     Executive Compensation                                                                    19
 Item 11.     Security Ownership of Certain Beneficial Owners and Management                            19
 Item 12.     Certain Relationships and Related Transactions                                            20
 Item 13.     Exhibits, Financial Statement Schedule, and Reports on Form 8-K                           20
 Signatures                                                                                             21
 Summary of Trademarks                                                                                  22
 Financial Statements                                                                                   23
 Financial Statement Schedule                                                                           28

                           Forward-Looking Statements

     In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed in 2002. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.


                                     PART I

Item 1.  Business

                                Business Overview

     PACEL Corp is a software applications development company and systems integrator located approximately 30 miles outside of Washington, D.C, in Manassas, VA. We specialize in providing innovative software products for clients in the commercial, industrial and government marketplace. We also offer a full line of Internet services and provide Information Technology consulting services. PACEL has continued to develop Commercial Off the Shelf (COTS) software security programs that are setting the "Pace in Internet Security". These products in conjunction with our Internet business, allow us to provide a full suite of services and products that include secure connectivity to and from the Internet, content design and secure transaction services

     In September 2001 PACEL Corp acquired Advantage Systems, Inc., as a wholly owned subsidiary. Advantage Systems, Inc. builds high-quality, adeptly-configured, leading edge computers for corporate networked environments, as well as standalone systems for a wide variety of applications. The company caters to high-growth segments such as small to medium-sized businesses, small offices/home offices and mainstream corporate information technology providers. Advantage Systems is located in San Jose, California. Its website address is www.advv-systems.com.

     Fairfax Communications, Limited (FCL) specializes in providing Information Technology consulting services, hardware and COTS software products to industrial and government marketplaces throughout Europe and other NATO allied countries. During fiscal year 2001 the company was reorganized to focus on marketing and sales, and the technology functions were integrated into PACEL's home office functions

     Pacel, Corp.'s subsidiary E-Business-Stor.com (EBStor), a web site and e-commerce development and hosting company focuses on clients in the small to medium business arena that have need for high end back-end web databases and data management.

     During fiscal 2001 PACEL Corp focused on extending those technologies and capabilities in the production of products to provide secure Internet connectivity and enhanced desktop security for customers in the home and business marketplaces. We have also invested heavily in our infrastructure, both technically and physically and we expect we will need to continue to hire and retain management, sales, and marketing personnel and other employees. Assuming we are successful in our growth, there can be no assurances that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or control will be adequate to support our expanded operations. Our inability to effectively manage our future growth would have a material adverse effect on our business.

     To be successful, we will need to introduce new products and product enhancements that respond to technology changes or evolving industry standards in a timely manner and on a cost effective basis. We cannot assure you that we will successfully develop these types of products and product enhancements or that our products will achieve broad market acceptance. Furthermore, there can be no assurance that competitors will not introduce products incorporating technology as advanced or more advanced than ours, thereby rendering our products or technologies noncompetitive or obsolete. We will attempt to keep abreast, if not ahead, of new technologies and upgrades in existing technologies.

     Our current areas of focus are to provide software application development, systems integration, Internet services, and Information Technology services. However, there is no assurance that we can do so, or even if we can do so, that we can maintain our technology edge in an economic fashion.


           Software Applications Development and Systems Integration


     ChildWatch(TM) Family of Security Products. A special security and Internet filtering program has been developed in support of providing a family safe PC, including making the Internet a safe and fun place for our children, while also helping to support various non-profit organizations locate and recover missing and abducted children. The ChildWatch(TM) family of products allows parents to block children's access to unsuitable Web sites through connection to a database of family-unfriendly sites selected by a committee of child experts from representatives of non-profit organizations and law enforcement agencies from across the United States. The database of questionable web-sites is updated on a frequent basis and provides parents with the ability to protect their children from unwanted web sites, by allowing them to block inappropriate sites. The software gives parents this ability without the necessity of finding the sites beforehand or relying on a robotic search engine that can limit full utilization of the Internet. This add-on service to allow parents to block non-family-friendly web sites is offered by us for a monthly charge. The program also monitors and records all activities on the computer, leaving an "electronic trail" of web sites visited that is independent of the browser's history file, and cannot be deleted by the user.

     "ChildWatch Lite" is the initial component of the ChildWatch family. ChildWatch Lite is distributed through various retail outlets and is also available for download from the ChildWatch.com web-site, which was designed by and is maintained by E-Business-Stor.Com, inc.

     JDH(TM) Management Information System. JDH(TM) is a software system that consolidates intake, demographic, facility, staff, and volunteer information for juvenile detention facilities, as well as automating mandatory reports. JDH(TM) software is a flexible, customizable application that was specifically designed for juvenile facilities to help them save time and funds. JDH(TM) uses familiar Windows(TM) conventions in all its data entry and access screens, allowing staff to learn the program quickly and increase their productivity. Users have immediate access to all information about any detainee, past or present, including court appearances, incidents, attorney information, and behavioral flags. PACEL has already been successful with JDH at the local county level, having been awarded a contract by the County of Prince William for enhancing its JDH(TM) automated information system for the tracking and administration of youths under the care of the Juvenile Detention Home.

     Data Protector(TM) is our brand new patent pending 3 in 1 security program. This innovative software protects computer data from attacks by blocking hackers, preventing malicious access by computer viruses and provides personal privacy by stopping external attempts to "steal" data. The program works by associating applications with a specific file or file type and prohibits access by any other programs. A patent application is currently pending for this program and its underlying technology, the PACE (Pre-Access Control Element) Module.

     Visual Writer System(TM). Visual Writer System(TM) provides users with the ability to create, revise, review and run interactive, electronic documents. Upon completion of the document, users may view and analyze information collected during implementation. Interactive, electronic documents are computerized documents that are created, viewed and implemented on-screen. They may be used for a number of purposes including training, data collection and inventory control. The documents can be designed in a variety of fashions, from simple checklist to complex multi-page procedures. Automated documents allow users to enter information such as comments, numerical values, initials and electronic signatures.

     Zoomer(TM). Internet users, who currently number in the tens of millions and are rapidly growing, enjoy viewing the wide range of images on the countless numbers of accessible web pages. These users enjoy "capturing," saving and manipulating images. Unfortunately, the most common method of accomplishing this task is through an acquisition program which usually requires the launching of another program, Zoomer(TM) is a resident software program that allows users to magnify, acquire and save any part of their computer screen. Zoomer(TM) utilizes click and drag technology to allow the user to enlarge or reduce text or images on the computer screen, save them as BMP files or paste them on the desktop for further use in other software applications.

     WinSentry(TM). WinSentry(TM) provides workstation security ensuring that the user's information is secure and protected from unwanted intrusions when the computer is unattended. Most computer users produce and store sensitive and valuable information on desktop systems at work, at home and in the home office. An unattended computer represents a tremendous liability in terms of both privacy and financial risk. While standard operating systems provide some limited protection, even the most casual computer user can circumvent these safeguards by accident or design. WinSentry(TM) has proven to be invaluable for professionals in diverse fields such as law, medicine, accounting and real estate, and anyone else who is concerned with the security of confidential electronic documents. WinSentry(TM) also keeps track of events such as users' log-ins and log-outs as well as start-ups and shutdowns that occur while activated.


     PACEL Corp, and it's  subsidiary FCL also provides  services in all aspects
of  system  integration  from  requirements   analysis  to  information  systems
development and implementation including:

o        Business system planning
o        Requirements definition and system specifications
o        Software engineering
o        System design and development
o        System interface functionality
o        Systems testing and implementation
o        Prototyping

     Our employees are well recognized within the systems development community for their work in large scale configuration management, records management and engineering database applications. FCL is a ISO-9000 quality software development company.


                                Internet Services

     Through our othersubsidiary, E-Business-Stor.com, Inc., we offer a full line of web development services including design, graphics creation, database development, layout, search engine registration, domain registration, and hosting and maintenance. We have developed sites for a diverse group of client needs from small business card sites to large-scale e-commerce solutions. We offer quality sites with state-of-the-art technology at affordable prices.

     During fiscal 2001, EBStor developed web sites for clients that included e-commerce capabilities for on-line sales of our products. We introduced these e-commerce capabilities including site design and development, shopping cart set-up, database creation and maintenance and consulting services to clients interested in developing an on-line presence. Additionally, we provided e-commerce workshops for specific niche groups to assist them in expanding their sales and marketing efforts to a non-traditional client base.

Custom tools developed for in-house use by EBStor:

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


                   Information Technology Consulting Services

     Fairfax Communications, Ltd. Located in Plymouth, England, provides consulting services and solutions to military and government clients worldwide. It also offers general consulting services in all areas of Information Technology and systems integration to the general business community. FCL upgraded their existing quality management program, and successfully passed an audit by the ISO-9000 Quality Organization to maintain this system. The quality program complies with the internationally recognized BS EN ISO 9001: 1994 under the TickiT guidelines, for which the company has received registration. Fairfax Communications, Ltd. Also established itself as a Microsoft Authorized Education Reseller, allowing customers to receive academic software quicker, with the assurance that they are receiving legitimate Microsoft academic edition products. These accomplishments provide FCL with the recognized credentials to pursue government and educational contracts.

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

                                    Hardware

     With the acquisition of Advantage Systems, we are now in a position to offer high-quality, adeptly-configured, leading edge computers for corporate networked environments, as well as standalone systems for a wide variety of applications. The company caters to high-growth segments such as small to medium-sized businesses, small offices/home offices and mainstream corporate information technology providers.


                                   Competition

     We have historically specialized in the design, development, implementation, service and support of custom software products for the energy, aerospace industry, and government agencies. During fiscal 2001 we expanded our business activities to include off-the-shelf-software products for commercial and consumer use. Through our subsidiaries we also provide computer hardware sales, systems integration, and web-based services. Our traditional competition has been numerous other software development companies in our market areas. We now expect additional competition from established retail software companies for distribution capabilities and retail shelf space. Furthermore, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. The market for PACEL's products and services is subject to rapid technology change and increased competition from large existing players. Substantially larger companies that have extensive research and development, marketing, financial, and human resources capable of maintaining a high level of competitiveness dominate the industry. There are several companies with which PACEL competes in the software and Internet services industry that have significantly greater assets and longer operating histories. Some of these companies are extremely aggressive. They dominate the marketplace by using costly and protective pricing. If PACEL became a target of focused pricing and counter marketing we might not be able to afford to devote the resources, time, funding, or management necessary to maintain profitability. Some competitors have developed name loyalty, and a following that is international in scope. There is no assurance that PACEL can penetrate this apparent marketplace dominance. Furthermore, PACEL expects future consolidation in the Internet professional services market to create larger, more viable competitors.

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

     In an effort to protect our intellectual properties (trade secrets) of the ChildWatch suite of retail products we filed copyright and trademark applications with the Patent and Trademark Office. To protect the newly conceived Data Protector(TM) security program a patent application, that is still pending, was also filed with the Patent and Trademark Office.

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


                                    EMPLOYEES

     As of December 31, 2001, We have 30 employees. We have not experienced work stoppages and believe our employee relations are good. Competition in recruiting personnel in the software industry, especially highly skilled engineers, is intense. We believe our future success will depend in part on our continued ability to recruit and retain highly skilled technical, management and marketing personnel.

                               EXECUTIVE OFFICERS

The executive officers of the Company as of February 16, 2001 are as follows:

                                                                                              Term as
                                                                                             Director
Name                  Age     Position(s) with PACEL and its Subsidiaries                     Expires
------------------- --------- ------------------------------------------------------------ --------------
David E. Calkins       58     Chairman of the Board, President and Chief Executive             2002
                              Officer of PACEL and Fairfax Communications Limited;
                              Director of E-Business-Stor.Com

                              Director of PACEL; Director, President and Chief Executive
F. Kay Calkins         43     Officer of E-Business-Stor.Com; Director of Fairfax              2002
                              Communications Limited

Kenneth J. Russman     38     Vice President, Chief Operating Officer, Treasurer and
                              Secretary of E-Business-Stor.Com

Royce Goble
                       53     President, Chief Operating Officer, of PACEL

Khristina McMahon      33     Corporate Controller PACEL and EBStor.Com, Inc. and FCL:

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

     F. Kay Calkins is currently a Director of PACEL and was Chief Operating Officer, Treasurer and Secretary until September 1, 2000, positions she held since 1996. Ms. Calkins is also a Director and the President and Chief Executive Officer of PACEL's 80 percent-owned subsidiary, E-Business-Stor.Com. Prior to joining PACEL, Ms. Calkins was the President and Chief Executive Officer of CMC Services, Inc., a consulting company offering consulting services on marketing, training, proposal development and information systems analysis to industry and 8(a) firms from 1993 to 1996. Ms. Calkins is the spouse of David E. Calkins.

     Keith P. Hicks has been a director of PACEL since January 1999. He is a retired Captain of the U.S. Army with over 20 active years of service. Mr. Hicks served as an Ordinance Advisor to the British and French Free Army during World War II. He was a Squadron Commander in Korea in 1955 and 1956, and served in the Executive Office to the Inspector General and the Office of Special Investigations in 1960 and 1961. Upon retiring from the military in 1961, Mr. Hicks started a private investigation business in the Commonwealth of Virginia, which became one of the top investigative firms in the state with over 60 agents. Mr. Hicks also served as the Chief Deputy Sheriff of Fairfax County from 1962 to 1969. Mr. Hicks has owned and managed Hicks Cattle Company since 1962, running over 200 head of beef cattle. In 1972 he formed and continues to manage Hicks Bonding Company and has been the owner/operator of Hick's Auctioning Company since 1991. Mr. Hicks is also a 25-year co-owner in a successful real estate company, C&H Properties Investments. He has been on the Board of Directors of Xybernaut, Inc. a high technology computer manufacturer of body worn, voice activated computers since July 1994. He is a graduate of the University of Denver, BA 1954, and LaSalle University School of Law, LL.B. 1969.

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

     Kenneth J. Russman was appointed Vice President, Chief Operating Officer, Treasurer and Secretary of E-Business-Stor.Com, an 80%-owned subsidiary of PACEL, in September 2000. Prior to his position with E-Business-Stor.Com, Mr. Russman served as Technical Manager for PACEL from April 1999 to September 2000. Mr. Russman was a software engineer for Interactive Media Corp., a computer-based training firm located in McLean, Virginia, from November 1996 until April 1999. As a software engineer at Interactive Media Corp., his duties included computer programming and project management responsibilities. Mr. Russman also served as a research and design engineer for Analysis and Technology, Inc., an engineering services firm located in Arlington, Virginia from May 1993 to November 1996. His responsibilities included the design, development, implementation, management and documentation of logistics models and information management systems for the Navy Logistics Office. From June 1985 to May 1993, Mr. Russman worked as a system test software engineer for Martin Marietta Corporation in Orlando, Florida. His responsibilities at Martin Marietta included coordinating the buildup, testing and evaluation of electro-optical and servo systems and software testing. Mr. Russman received his Bachelors of Science degree in Electrical Engineering from Michigan Technological University in 1985 and his Masters of Science degree in information systems from George Washington University in 1998.


Item 2. Properties

     PACEL. is located in Manassas, Virginia with offices at 8870 Rixlew Lane, Suites 201 and 204. We lease approximately 8200 square feet of a stone constructed office building for a cost of $10,200.00 per month. Our lease is a full service lease and continues until December of 2004. In the opinion of management we have adequate property, business liability and optional insurance coverage provided through the year 2002. In general, all facilities are in good condition and are operating at capacities that range from 75% to 100%. Pacel Corp. also has offices in Santa Clara, California at 415 Nelo Street, Santa Clara, Ca. We lease approximately 5,525 square feet for a cost of $4,696.00 per month.

Item 3. Legal Proceedings

     None


Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.


                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

     Our common stock is traded on over-the-counter Electronic Bulletin Board under the symbol "PCEL." On December 31, 2001 there were 194 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of our common stock , for the periods indicated, all of which are adjusted for to give effect to a 4-for-1 stock split, in April of 1998 and a 1-for-4 reverse stock split that became effective on December 31, 1998. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                  Price Range

                                          High      Low
 2001:
First Quarter                             $0.1250   $0.0312
Second Quarter                             0.0900    0.0300
Third Quarter                              0.0200    0.00100
Fourth Quarter                             0.0100    0.0021
 Year                                      0.0900    0.0021

 2000:
First Quarter                             $1.0000   $0.0900
Second Quarter                             0.6562    0.1260
Third Quarter                              0.1800    0.0710
Fourth Quarter                             0.1100    0.0260
 Year                                      1.0000    0.0260

 1999:
First Quarter                             $0.6000   $0.0800
Second Quarter                             1.4360    0.2500
Third Quarter                              1.0300    0.3500
Fourth Quarter                             0.3000    0.0625
 Year                                      1.4360    0.0625

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


                                    Overview

     PACEL's mission is to provide consumers and businesses with a full suite of products and services that provide secure connectivity to and from the Internet, including e-commerce transactions and personnel and company data security. To that end PACEL. and its subsidiaries have been developing products and methods that meet that need for both families and companies. The ChildWatch software suite of programs puts the controls for family computer usage, including internet filtering, access controls and community support for finding missing and abducted children in the hands of the parents and is readily available at Zany Brany and Electronic Boutique stores nationally. "e-Centurion" our latest technology advancement (patent pending) software product will provide complete file and data security. This new software is designed to guard both the Inner Door (full protection on your PC from existing and new viruses), i.e., the Love Bug, and someone trying to penetrate your PC and by-pass your password, and the Outer Door (full Intruder protection from Internet data collection devices and programs or hackers). Our current goal is to utilize and extend these technologies in the production of derivative products to provide secure Internet connectivity and enhanced desktop security for customers in the home and business marketplaces.

       SELECTED CONSOLIDATED FINANCIAL DATA
                                                                   For the Years Ended
                                                                      December 31,
                                                                 2001              2000
Consolidated Statement of Operations Data:
Net Sales...............................................       $1,617,552       $  244,971
Operating Costs and Expenses............................        4,367,524        3,355,223
Net Income (loss).......................................       (3,580,546)      (3,337,285)
Basic and Diluted net income (loss)
 per common share.......................................             (.04)           (0.14)
Weighted average common shares outstanding- basic and
diluted.................................................          865,034          246,097


                                                                  At                At
                                                             December 31,      December 31,
                                                                 2001              2000
Consolidated Balance Sheet Data:
Cash and Cash Equivalents...............................       $   65,761       $   36,356
Working capital (deficit)...............................       (2,772,718)        (547,057)
Total assets............................................        1,118,960          360,758
Stockholders' equity (deficit)..........................       (2,855,874)        (848,369)

                              RESULTS OF OPERATIONS

The  following  table  presents,   for  the  periods  indicated,   the  relative
composition of revenue and selected statements of operations data as a percentage of revenue:

                                                          At and For Twelve Months
                                                             Ended December 31,

                                                            2001              2000
                                                     ------------------------------------
Consolidated Statement of Operations
Data:
Revenues............................................       100.00%          100.00%
Operating expenses:
Research and development............................           27%             396%
Depreciation........................................            2%              12%
Interest Expense....................................           20%              25%
Financing
Expenses............................................           16%             100%
Sales & Marketing...................................           19%             -0-%
General and administrative..........................          186%             836%
Total operating costs and expenses..................          270%           1,370%
Net (loss)..........................................        (221)%         (1,362)%



Twelve Months Ended December 31, 2001 Compared to Twelve Months Ended December 31, 2000


     Revenues increased 660% to $1,617,552 in 2001 compared to $244,971 in 2000. The increase in revenues is directly attributed to the sales generated from existing NATO contracts of Fairfax Communication Limited (FCL) and the sales generated from Advantage Systems. FCL accounted for 50% of sales. Advantage 42% of Sales and E-Bstore 8% of sales. E-Bstore continue to look for it's nitch in a very competitive market. The Company is focusing it's efforts on expanding it's hardware sales in the United States as well as through existing NATO contracts. The Company continues to believe that the Child Watch software has sales potential when we can obtain adequate financing for the marketing.

     Cost of Goods Sold increased 359% to $834,302 in 2001 compared to $232,126 in 2000. The increase is directly attributed to the Advantage division. The sale of hardware generates a smaller gross profit than our other services.

     Research and Development expenses consist principally of salaries for software developers, outside consulting, related facilities costs, and expenses associated with computer equipment used in software development. Research and development expenses decreased 54% to $443,369 in 2001 compared to $969,971 2000. Our lack of funding through the year has forced us to cut further research and development on E-Centurion and as well as development of new products and enhancements. The Company believes that research and development activities are crucial to maintaining a competitive edge in markets characterized by rapid rates of technological advancements. Without adequate financing we may not be able to stay on the cutting edge of technology.

     Sales and marketing expenses include salaries and benefits, sales commissions, travel expenses, and related facilities costs for our sales, marketing, customer support, and distribution consultants. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations, and other market development programs. Sales and marketing expenses increased 7% to $261,750 in 2001 compared to $244,524 in 2000. The increase is attributed to the normal increases in salaries

     General and administrative expenses consist principally of salaries and benefits, travel expenses, and related facilities costs for finance and administration, human resources, legal, information services, and executive personnel of E-Business-Stor.Com, Inc. and PACEL. General and administrative expenses also include outside legal and accounting fees, and expenses associated with computer equipment and software used in the administration of the business. General and administrative expenses increased 46% to $3,006,409 in 2001 compared to $2,048,731, in 2000. The increase in administrative expenses is directly related to the acquisition of Advantage Systems administrative salaries and overhead expenses.

Interest Expense and Financing costs

     Interest expense Increased 514% to $316,220 in 2001 Compared to $61,467 in 2000. Interest For the year ended December 31, 2001 we recognized $316,220 in 2001 which includes $232,272 related to the recognition of debt discount resulting from a beneficial conversion feature embedded in the $816,666 convertible notes issued in 2001. Per Emerging Issues Task Force (EITF) Number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rations", this beneficial conversion feature was assigned an intrinsic value of $232,272, as calculated under the provisions of the EITF. This amount was immediately expensed, as the Notes were convertible into common shares of the Company at the time of the signing of the Agreement. The remaining interest expense is interest paid and accrued on the Convertible Notes and Notes payable.

     Financing costs were $311,417 compared to -0- in 2000. The costs were related to fees related to obtaining various loans through the year.

LIQUIDITY AND CAPITAL RESOURCES
                                                                  2001                     2000
                                                                  ----                     ----
                                                          Total         % Change          Total
                                                     --------------------------------------------------
Cash, cash equivalents, and short-term investments       $65,761          181%            36,356

Working capital                                        ($2,772,718)      (507%)         ($547,057)

Total assets                                            $1,118,960        310%           $360,758

Stockholders' equity                                   ($2,855,874)      (337%)         ($848,369)


Twelve Months Ended December 31, 2001 Compared to Twelve Months Ended December 31, 2000

     Net cash used from operating activities for the year ended December 31, 2001 and 2000 $1,415,763 and $2,989,979 respectively. The use of cash in operating activities for the year ended December 31, 2001 resulted primarily from the short fall in sales.

     Net cash used in investing activities for the year ended December 31, 2001 and 2000 was $13,622 and $120,704 respectively. This decrease was due to lack of funds available for investing activities.

     Net cash provided by financing activities for the year ended December 31, 2001 and 2000 was $1,458,957 and 3,057,434. respectively. The decrease in financing activities was attributable to inability to file an SB-2 in 2001.

     At December 31, 2001, we had $65,761 in cash and cash equivalents compared to $36,356 at December 31, 2000. We will continue to have significant capital requirements due to expected increases in our capital expenditures and sales and marketing commitments consistent with our anticipated growth in operations, infrastructure and personnel. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash.

     In February 2001 we secured a $50,000 line of credit with the bank, an interest rate of Wall Street Journal Prime Rate plus 1.00% to be renewed yearly. To date we have used the entire line.

     The Company also entered into a $250,000 convertible debenture. The notes bear an interest rate of 5% and are payable quarterly. In December, 2001 these convertible debentures were converted into a short term loan at an interest rate of 9% and is due 120 days after the approval from the $5,000,000 equity line agreement.

     In September, 2001 in connection with the acquisition of Advantage Systems Inc. We Issued two convertible debentures, in the amount of $666,666 and $300,000. We have used $666,666 and $150,000 respectively, for the working capital necessary to make this a profitable division of Pacel. These notes bear an interest rate of 8%. The conversion rate of the $300,000 debenture is 70% of the average 5 trading days prior to conversion. The conversion rate of the

$666,666 debenture is 40% of average 5 trading days prior to conversion for the first $450,000 and 70% of average 5 trading days prior to conversion for the balance of $216,666.

     We  have  also  entered  into a  short-term  note  collateralized  by  NATO
receivables  in  the  amount  of  $133,750.   This  was  a  one  time  financing
arrangement.

     We also entered into a $5,000,000 Equity line of Credit arrangement. Under the terms of the equity line agreement, the Company will have the right to sell up to $5 million of its common stock. The Company has sole discretion, subject to certain volume limitations and conditions, to draw down upon such funds, as its capital needs dictate. We are in the process of filing an SB-2 to register the stock. There are no guarantees that the $5,000,000 will be available to us when we need it. The terms and conditions set fourth in the agreement we may not be able to meet, or the available credit due to those terms and conditions may not be sufficient to cover our immediate cash flow needs.

     Our cash requirements for funding our operations have greatly exceeded cash flows from operations. We continually satisfy our capital needs through equity financing. Our liabilities consist of over extended accounts payable, payroll taxes, loans from officers and officers compensation.

     We continually look for strategic relationships that will enhance our products and services. Due to the present economic conditions in technology and our lack of available cash flow it is becoming harder to develop these relationships. If we do not develop these relationships and find additional sources of financing will hinder our ability to continue as a going concern.

     We expect to continue our investing activities, including expenditures for computer systems for research and development, sales and marketing, product support, and administrative staff.


Item 7. Financial Statements and Supplementary Data

     Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 13 (a) 1 for a listing of financial statements provided in the section titled "FINANCIAL STATEMENTS".


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     There were no disagreements on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure to be reported under this item.


                                    PART III


Item 9. Directors and Executive Officers of the Registrant

DIRECTORS

     The table below sets forth information regarding our board of directors, including their age, position with PACEL and term of office.

                                 Age as
                                 of the                                    Elected       Term
            Name              Record Date         Position(s) Held         Director    Expires
 ---------------------------------------------------------------------------------------------------
                                             Nominees
 ---------------------------------------------------------------------------------------------------
 David E. Calkins                  58       Chief Executive Officer          1994        2002

 F. Kay Calkins                    43       President EBStor                 1998        2002

 Keith P. Hicks                    76       Director                         1998        2002

 Corey Michael LaCross             36       Director                         2000        2002


You will find additional information regarding our Directors in "Item 1." Business of this report in the section titled "Executive officers".

                               EXECUTIVE OFFICERS


     You will find information with respect to executive officers in "Item 1." Business of this report.


Item 10. Executive Compensation

                              Annual Compensation                                   Long Term
                                                                                   Compensation
-------------------------------------------------------------------------------- ----------------- --------------------
                                                                                    Securities
                                                                                    Underlying          All Other
                                  Fiscal           Salary            Bonus           Options          Compensation
Name and Principal Position        Year             ($)               ($)              (#)                ($)
----------------------------- ---------------- ---------------- ---------------- ----------------- --------------------
DAVID E. CALKINS                   2001               $      0          $ ---               ---          $   ---
Chief Executive Officer            2000                124,996          $ ---            13,991              ---
                                   1999                 94,250            ---             6,250              ---

F. KAY CALKINS
President                          2001               $ 40,000          $ ---               ---          $   ---
E-Business-Stor.Com, Inc.          2000                115,415            ---            13,991              ---
                                   1999                 90,500            ---             6,250              ---



Item 11. Security Ownership of Certain Beneficial Owners and Management

                                       Amount and Nature of
                                           Common Stock
                                        Beneficially Owned
                                ---------------------------------
                                     Number of
                                      Shares          Percent
                                   Beneficially         of
Name of Beneficial Owner              Owned(1)          Class
                                -----------------    --------------
Directors:
David E. Calkins(1)                    40,241             1%

F. Kay Calkins(1)                      40,241             1%

Keith P. Hicks(2)                       3,201

Corey M. LaCross                          290


(1) David E. Calkins and F. Kay Calkins are husband and wife. In the aggregate they beneficially own 80,482 shares of PACEL common stock. Included in their individual amounts is the right of each of Mr. and Ms. Calkins to acquire 5,000 shares of common stock upon conversion of their 5,000 shares of 1997 Class A preferred stock and the right to acquire 20,241 shares upon exercise of outstanding stock options.

(2)  Includes 44 shares held solely by Mr. Hick's spouse.

Item 12. Certain Relationships and Related Transactions


Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Documents filed as part of this report

1    Financial statements
     *    Management's Report
     *    Independent Auditors' Report
     * Consolidated Balance Sheets December 31, 2001 and December 31, 2000 Consolidated Statements of Income Years Ended December 31, 2001, 2000, and 1999
     * Consolidated Statements of Stockholders' Equity December 31, 2001, 2000, and 1999
     * Consolidated Statements of Cash Flows Years Ended December 31, 2001, 2000, 1999
     *    Notes to Consolidated Financial Statements 2 Exhibits

     (b) Index to Exhibits

                                   SIGNATURES
                                  -------------

     In accordance with Section 13 or 15(d) of the Securities Exhcange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PACEL, CORP.

BY:       /s/ David F. Calkins
          ---------------------------
          CEO/Chairman of the Board

DATED:    April 15, 2002



     In accordance with the Securities Exchange Act, this report has been signed below byt the following persons on be half of the registrant and in the capacities and on the date indicated.

     Signature                          Title                    Date
     ---------                          -----                    ----

BY:       /s/ David F. Calkins
          ---------------------------   CEO                      April 15, 2002
          David F. Calkins              Chairman of the Board

Item 13(a)1:


As required under Item 7. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:


                    Financial Statement Description
                                                                                         PAGE
Management's Report                                                                        II

Independent Auditors' Report                                                              III

Consolidated Balance Sheets December 31, 2001 and December 31, 2000                        IV

Consolidated Statements of Operations Years Ended December 31, 2001, and 2000               V

Consolidated Statements of Stockholders' Equity (Deficit) December 31, 2001, and 2000      VI

Consolidated Statements of Cash Flows Years Ended December 31, 2001,  and 2000            VII

Notes to Consolidated Financial Statements                                               VIII

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

By /s/ DAVID CALKINS CFO
-----------------------------
 DAVID CALKINS CFO, PRESIDENT

(Principal Financial and Accounting Officer)

April 15, 2002

                                       II

                          INDEPENDENT AUDITORS' REPORT



         To The Board of Directors
         PACEL Corp.



     We have audited the accompanying consolidated balance sheet of Pacel Corp. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacel Corp. and subsidiaries as of December 31, 2001 and 2000, and results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                            Peter C. Cosmas Co., CPAs

                          /s/Peter C. Cosmas Co., CPAs

370 Lexington Ave.
New York, NY 10017

April 5, 2002

                                      III

                          PACEL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

ASSETS
                                                                                  December 31,     December 31,
                                                                                     2001             2000
                                                                                ----------------  ---------------
Current assets:
   Cash and cash equivalents                                                    $          65,761 $        36,356
   Accounts receivable, net of allowance for doubtful accounts of
$4,326 and $5,155 respectively                                                           336,006            9,883
   Inventory                                                                              63,029           17,213
   Other receivables                                                                      36,684           64,760
   Escrow Deposits                                                                             -                -
   Prepaid expenses                                                                            -            2,469
                                                                                ----------------  ---------------
      Total current assets                                                               501,480          130,681
                                                                                ----------------  ---------------

Property and equipment, net of accumulated depreciation
      of $91,726 and $65,531 respectively                                                129,309          141,882
                                                                                ----------------  ---------------

Non-current assets:
     Note receivable                                                                      71,000           71,000
     Goodwill                                                                            407,049            8,106
     Security deposits                                                                    10,122            9,089
                                                                                ----------------  ---------------
     Total non-current assets                                                            488,171           88,195
                                                                                ----------------  ---------------
      Total assets                                                              $      1,118,960  $       360,758
                                                                                ================  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                             $      1,596,581  $       491,926
   Accrued expense                                                                       185,588           73,071
   Loans payable officers-Stockholders                                                   259,686           62,741
   Notes payable                                                                       1,182,343                -
   Notes payable bank                                                                     50,000           50,000
                                                                                ----------------  ---------------
         Total current liabilities                                                     3,274,198          677,738
                                                                                ----------------  ---------------

Long Term liabilities:
   Convertible debentures                                                                700,636          531,389
                                                                                ----------------  ---------------
         Total long term liabilities                                                     700,636          531,389
                                                                                ----------------  ---------------
      Total liabilities                                                                3,974,834        1,209,127
                                                                                ================  ===============
Minority interest
Commitments:

Stockholders' equity (deficit)
Preferred stock, no par value,
     no liquidation value, 5,000,000 shares  authorized,
     issued 1,000,000 shares 1997 class A convertible preferred stock                     11,320           11,320
Common stock - no par value,
     650,000,000 and 150,000,000 shares authorized in  2001 and 2000,
     respectively.  2,470,644 and 393,485 shares outstanding                           6,729,122        5,155,914
     in 2001 and 2000, respectively
   Cumulative currency translation adjustment                                            (11,000)         (10,833)
       Deficit                                                                        (9,585,316)      (6,004,770)
                                                                                ----------------  ---------------
   Total stockholders' equity  (deficit)                                              (2,855,874)        (848,369)
                                                                                ----------------  ---------------

   Total liabilities and stockholders' equity                                   $      1,118,960  $       360,758
                                                                                ================  ===============

          See accompanying notes to consolidated financial statements.

                                       IV

                          PACEL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATMENT OF OPERATIONS

                                              Twelve months     Twelve months       Three months    Three months
                                                  Ended             Ended              Ended            Ended
                                              December 31,       December 31,       December 31,    December 31,
                                                  2001               2000               2001            2000
                                          ----------------  ----------------   ----------------  ---------------
 Sales                                    $      1,617,552  $        244,971   $      1,100,293  $        60,608
 Direct Cost of Goods Sold                         834,302           232,126            507,573          175,459
                                          ----------------  ----------------
Gross Profit                                       783,250            12,845            592,720         (114,851)
                                          ----------------  ----------------   ----------------  ---------------

Operating costs and expenses:
      Research and development                     443,369           969,971            138,221           43,589
      Depreciation & Amortization                   28,359            30,530             15,318            9,070
      Interest expense                             316,220            61,467            316,576           14,274
      Sales and Marketing                          261,750           244,524            142,589         (145,761)
      Financing Expenses                           311,417                 -            218,894                -

      General and Administrative                 3,006,409         2,048,731          1,729,418          792,758
                                          ----------------  ----------------   ----------------  ---------------

     Total operating costs and expenses          4,367,524         3,355,223          2,561,016          713,930
                                          ----------------  ----------------   ----------------  ---------------

 Other Income                                        3,728             5,093                932              913

           Net (loss)                      $    (3,580,546)  $    (3,337,285)   $    (1,967,364) $      (827,868)
                                          ================  ================   ================  ===============

Net  (loss) per common share
     Basic                                           (4.14)           (13.56)             (0.02)           (0.03)
     Diluted                                         (4.14)           (13.56)             (0.02)           (0.03)

Weighted Average shares outstanding
     Basic                                         865,034           246,097         86,503,351       24,609,704
     Diluted                                       865,034           246,097         86,503,351       24,609,704

          See accompanying notes to consolidated financial statements.


                                       V

                          PACEL CORP. AND SUBSIDIARIES
            CONSOLIDATED STATMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE TWO YEARS ENDED DECEMBER 31, 2001

                                             Preferred Stock       Common Stock
                                                                                          Retained      Currency       Total
                                                                                          Earnings     Translation Stockholders
                                            Shares    Amount    Shares        Amount      (Deficit)    Adjustment     Equity
                                          --------- --------------------- ------------------------------------------------------
Balance, December 31, 1999                1,000,000 $  11,320     139,903    2,394,129     (2,667,485)     (4,807)      (266,843)
                                          --------- --------- ----------- ------------ --------------  ----------  -------------

Issuance of common stock and
 warrants net of expenses                                         215,065    2,527,721                                 2,527,721
 Issuance of restricted common stock
for  Professional Services                                         14,500      116,629                                   116,629
Issuance of common stock of
professional services                                              23,667      110,435                                   110,435
 Conversion of Employee common
stock options                                                         350        7,000                                     7,000
Effect of currency translation                                                                             (6,026)        (6,026)
Net loss                                                                                   (3,337,285)                (3,337,285)

Balance, December 31, 2000                1,000,000 $  11,320     393,485 $  5,155,914 $   (6,004,770) $  (10,833) $    (848,369)
                                          --------- --------- ----------- ------------ --------------  ----------  -------------

Issuance of common stock, options and
 warrants net of expenses                                       1,343,282      584,950                                   584,950

Issuance of restricted common stock for
   professional services                                          136,822      368,738                                   368,738
 Issuance of restricted common stock
   Held In Escrow                                                  55,556            -                                         -
 Issuance of common stock for
   professional services                                          541,500      619,520                                   619,520
 Effect of currency translation                                                                              (167)          (167)
Net loss                                                                                   (3,580,546)                (3,580,546)

Balance, December 31, 2001                1,000,000 $  11,320   2,470,644    6,729,122 $   (9,585,316) $  (11,000)    (2,855,874)
                                          ========= ========= =========== ============ ==============  ==========  =============

          See accompanying notes to consolidated financial statements.

                                       VI

                          PACEL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 31,

                                                                      2001            2000
                                                                 -------------  ---------------
Cash flows from operating activities:
   Net (loss)                                                    $  (3,580,546) $    (3,337,285)
Adjustments to reconcile net (loss) to net cash
 (used in) provided by operating activities:
   Depreciation                                                         28,359           27,702
   Provision for Bad Debts                                                (829)           2,819
   Other non cash items                                              1,064,741          237,904
Increase (Decrease) in Cash from changes in:
    Accounts receivable                                               (325,301)           28,875
    Other receivables                                                   28,076          (64,760)
    Inventory                                                          (45,816)          (3,533)
    Other assets                                                             0                0
    Security deposits                                                   (1,033)          (1,104)
    Prepaid expenses                                                     2,469            9,398
    Accounts payable                                                 1,104,655          200,114
    Accrued expense                                                    112,517         (138,850)
    Loans Payable Officers-Stockholders                                196,945           48,741
                                                                 -------------  ---------------
 Net cash (used in) operating activities                            (1,415,763)      (2,989,979)
                                                                 -------------  ---------------

Cash flows from investing activities:
    Purchase of property and equipment                                 (13,622)        (120,704)
       Net cash used in investing activities                           (13,622)        (120,704)
                                                                 -------------  ---------------

Cash flows from financing activities:
   Notes payable convertible debenture                                 777,985          481,389
   Notes payable                                                       350,000           50,000
   Proceeds from sale of common stock                                  330,972        2,526,045
   Net cash provided by financing activities                         1,458,957        3,057,434
                                                                 -------------  ---------------
Effect of exchange rates on cash                                          (167)          (6,026)
                                                                 -------------  ---------------

Net increase (Decrease) in cash and cash equivalents                    29,405          (59,275)

Cash and cash equivalents at beginning of year                          36,356           95,631
                                                                 -------------  ---------------

Cash and cash equivalents at end of period                       $      65,761  $        36,356
                                                                 =============  ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
     Cash paid for interest                                              2,380            4,835
                                                                 -------------  ---------------

          See accompanying notes to consolidated financial statements.

                                      VII

                           PACEL CORP. AND SUBSIDARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                           DECEMBER 31, 2001 AND 2000


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

                                      VIII

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

                                       IX

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

     p) Basis of Financial Statement Presentation

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues since inception to December 31, 2001. These factors indicate that the Company's continuation, as a going concern is dependent upon its ability to obtain adequate financing. See Note 14 detailing equity financing arrangements.

     q) Impact of Recently Issued Accounting Standards


     The financial Accounting Standards Board (FASB) recently issued SFAS 141, "Business Combinations," FSAS 142, "Goodwill and Intangible Assets," SFAS143, "Accounting for Asset Retirement obligations" and SFAS 144, "Accounting for the impairment or Disposal of Long -Lived Assets." SFAS 141 requires companies to account for acquisitions entered into after June 30,2001 using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be recorded separately from goodwill. Statement 142 sets forth the accounting for goodwill and intangible assets after the completion of a business acquisition and for goodwill and intangible assets already recorded. Goodwill will no longer be amortized beginning January 1, 2002. Rather, goodwill will be tested for impairment by comparing the asset's fair value to its carrying value. The Company will adopt Statement 142 on January 1, 2002.

     SFAS 143 requires the fair value of a liability for asset retirement obligations to be recorded in the period in which it is incurred. The statement applies to a company's legal or contractual obligation associated with the retirement of a tangible long-lived asset that resulted from the acquisiton, construction or development of through the normal operation of a long-lived asset. The statement is effective for the Company beginning January 1, 2003. SFAS 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a consistent method to value long-lived assets to be disposed of. New criteria must be met to classify the asset as a asset held-for-sale. This statement also changes the rules for reporting the effects of a disposal of a segment of a business. This statement will be adopted January 1, 2002.

                                        X

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

2)   Business Combinations:

     On September 4, 2001 PLRP Acquisitons Corp. a wholly owned subsidiary acquired all of the outstanding stock 90,000 shares of Advantage Systems Inc. a wholly owned subsidiary of Advantage Technologies for $70,000 and assumption of $739,523 of debt. The acquisition was accounted for as a purchase under Accounting Principles Board opinion No. 16 (APB no. 16). In accordance with APB No. 16, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. Good will resulting from the purchase of $541,107 is recognized and is not being amortized.

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

                                       XI

3)   Property and Equipment:

     Property and equipment consist of the following:

                                                       December 31,
                                                    2001         2000
                                                  ---------    ---------
     Computers and office Equipment               $210,035     $210,240
     Less accumulated depreciation                  91,726       68,359
                                                  ---------    ---------
                                                  $129,309     $141,881


4)   Notes Receivable

     The company extended a long-term note to CTM Automated Systems, Inc. in the amount of $75,000 at an interest rate of 5.25% payable monthly with a balloon payment October 2002. 1,000 shares of CTM stock collateralize the loan. The balance of the loan was $71,000 at December 31, 2001 and December 31, 2000.

5) Short-Term Notes Payable

     a)   Note payable bank

     The Company borrowed $50,000 from the bank in the from of a short-term note due February 20,2001 at an interest rate of 8.5%.

     b)   Notes payable - Other

     The Company has issued five short term notes payable amounting to $873,750 that bear an interest rate of 9% and are due 180 from the approval of a $5,000,000 SB-2 filing. See subsequent events for details.

     The Company has issued a short-term note in the amount of $133,750 with interest of $3,750 secured by receivables of FCL.

     The Company assumed a note in the amount of $205,548 during the acquisition of Advantage Systems Inc. This note is being paid through the additional discount being taken on the $666,666 8% convertible debenture. To date $30,705 has been paid through conversion of the note. The balance at December 31, 2001 is $174,843.

     c)   Convertible Notes payable

     The Company had convertible notes of $700,636 and $531,389 December 31, 2001 and 2000 respectively. The notes bear an interest rate of 8% and 11% in 2001 and 2000 respectively. Two debentures were issued in 2001 in connection with the acquisition of Advantage Systems Inc. For $666,666 and $300,000 the conversion price for the $666,666 convertible debentures is 40% of the average of the 5 trading days prior to conversion for the first $450,000. The remaining $216,666 has a conversion price of 70% of the average of the 5 trading days prior to conversion. The $300,000 has a conversion price of 70% of the average of the 5 trading days prior to conversion.

     Under the terms of the warrant agreements, the exercise price of the warrants and the number of shares purchasable with each warrant are adjusted when converted. On the conversion date, the exercise price of the warrant is 70%-40% of the average market price of the stock for the five days prior to conversion. Per Emerging Issues Task Force (EITF) Number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", this beneficial conversion feature was assigned an intrinsic value of $232,272 and $175,000 as of December 31, 2001 and 2000 respectively, as calculated under the provisions of the EITF. This amount was immediately expensed, at the time the Company signs the Agreement.

                                       XII

6)   Income Taxes

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2001 and 2000 the Company had no material current tax liability, deferred tax assets, or liabilities respectively. The Company has available a net operating loss carry forward of approximately $6 million for tax purposes to offset future taxable income. The net operating loss carryforwards expire in 2012-2020.

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

     Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options. Share and per-common share data for all periods presented reflect the effect of a 4-for-1 stock split, in April of 1998 and a 1-for-4 reverse stock split that became effective on December 31, 1998 and April 2002 100 to 1 reverse stock split.

     The weighted average number of shares used to compute basic earnings (loss)
     per  share  was  865,034  and  246,097  at  December   31,  2001  and  2000
     respectively.

8)   Commitments and Contingencies:

     Operating Leases

     Future annual minimum lease payments under all non-cancelable operating leases as of December 31, 2001 are as follows:

                                            2002    $213,986

                                            2003      201,021

                                            2004       90,561

                                            2005       67,920
      ------------------------------------------- -------------
       Total Minimum Lease Payments                $573,488
      ------------------------------------------- -------------

     Rent expense for December 31, 2001 and 2000 was $160,577 and $143,496 respectively

                                       XIII

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

     b)   Common Stock:

     On November 7, 2001, the shareholders of the Company approved an increase to the authorized number of shares of common stock from 150 million to 650 million shares, on December 5, 2001; the Board of Directors approved the increase.

     The authorized common stock of the Company consists of 650,000,000 and 150,000,000 shares at December 31, 2001 and 2000 respectively without par value. In April of 1998 the Company effected a forward recapitalization of the number of shares of common stock outstanding in a ratio of 4 to 1 restating the number of shares of common stock outstanding from 4,410,000 to 18,825,200 shares of common stock without par value. In May, 1997 the Company effected a forward recapitalization of the number of shares of common stock outstanding in a ratio of 30,000 to 1 restating the number of shares of common stock outstanding from 147 shares, $1.00 par value per share to 4,410,000 shares of common stock without a value. In October 1999, the Company effected a one-for-four reverse split restating the number of common shares as of December 31, 1998 from 23,337,298 to 5,834,325. In April 2002 , the Company effect a one-for-one hundred reverse split restating  the  number  of  common  shares  as of  December  31,  2000 from
     39,348,500 to 393,644 .All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.

10)  Related Party Transactions:

     a)   Issuance of Common Stock

     The Company sold an aggregate of 100 shares to David and F. Kay Calkins for $2,000. These shares were split in May 1997 in a ratio of 30,000 to 1 restating the number of common shares owned by David and F. Kay Calkins from 100 to 3,000,000 after adjustment for splits reverse splits.

     b) Officers Loans

     The Company recorded a liability to David and F. Kay Calking in the amount of $259,686 and $62,741 at December 31,2001 and 2000 respectively, for accrued payroll, loans and unreimbersed business expenses.

     On September 30, 1999 the Company issued an Option to David and F. Kay Calkins to purchase 6,250 shares of common stock at $1,600per share in lieu of $50,000 of compensation owed. The market price of the shares at the grant date was $32. As a result, additional compensation expenses was recorded in the amount of $100,000 on September 30, 1999

     c)   Employment Agreements

     In 2000 the Company entered into employment agreements with David and F. Kay Calkins. At base salaries of $175,000 and $160,000 per year respectively, effective January 1, 2001 and are eligible for retroactive increases based on earnings per share of the Company.

                                      XVI

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

     At December 31, 2001 and 2000 net income and comprehensive income were the same.

13)  Stock Option Plan:

     a)   Key Employee Stock Option Plan

     In June 1998 the Company adopted the Key Employees Stock Option Plan. 2,500 shares were reserved under the Plan. The Board of Directors administers the Plan. Options are granted at market price the date of the grant and vest 20% per year. Options for 2,150 shares have been issued under the plan, with an exercisable price between $17 and $20 per share, and a five year vesting period" Options for 4,000 shares have vested. In 2000 3,500 shares were exercised at a price of $20. per share.

     b)   1999 Stock Option and Incentive Plan

     In November 2000 the Company adopted 1999 Stock Option and Incentive Plan. The maximum number of shares under the 1999 Plan is 50,00 shares of PACEL common stock.

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

     c)   Warrants:

     On February 14, 2000 the board of directors granted options to David and F. Kay Calkins to purchase 13,990 shares each of the Company's common stock at an exercise price of $21.

14)  Subsequent Events

     On April 5, 2002 the Company effected a one-for-one hundred reverse split restating the number of common shares as of December 31, 2000 from
     39,348,486 to 393,485. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.

                                       XV