Form 10QSB
period 2002-03-31
PACEL CORP
filed 2002-05-20
CIK 1044490

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission File Number 0-29459

                                   PACEL CORP.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)



VIRGINIA                                                54-1712558
----------------------------------              --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization                           Identification Number)


8870 RIXLEW LANE, SUITE 201, MANASSAS, VIRGINIA                 20109-3795
-----------------------------------------------      ---------------------------
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

As of March 31, 2002, there were 6,484,626 shares of the Registrant's common stock outstanding.

                          PACEL CORP. AND SUBSIDIARIES




     PART I. FINANCIAL INFORMATION (unaudited)

Item 1.  Index to Consolidated Condensed Financial Statements                F-1


         Condensed Consolidated Balance Sheets                               F-2


         Consolidated Condensed Statements of Income of Operations           F-3


         Consolidated Statements of Cash Flows                               F-4


         Notes to Consolidated Condensed Financial Statements                F-5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 8


   PART II. OTHER INFORMATION                                                 11


             SIGNATURES                                                       12

                          PACEL CORP. AND SUBSIDIARIES
                                  Balance Sheet
                                   (Unaudited)

                                                                                      March 31,          December 31,
                                                                                         2002                2001
                                                                                --------------------   -----------------
                                                                                      Unaudited             Audited
ASSETS
Current assets:
   Cash and cash equivalents                                                    $             10,527   $          65,761
Accounts receivable, net of allowance for doubtful accounts of $4,326
and $4,326 respectively                                                                      117,265             336,006
   Inventory                                                                                  63,025              63,029
   Other receivables                                                                          34,414              36,684
                                                                                --------------------   -----------------
      Total current assets                                                                   225,231             501,480
                                                                                                       -----------------

Property and equipment, net of accumulated depreciation of
$98,128 and $91,726 respectively                                                             122,907             129,309
                                                                                --------------------   -----------------

Non-current assets:
     Note receivable                                                                          71,000              71,000
     Goodwill                                                                                      -             407,049
     Security deposits                                                                        25,359              10,122
                                                                                --------------------   -----------------
        Total non-current assets                                                              96,359             488,171
      Total assets                                                              $            444,497   $       1,118,960
                                                                                ====================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                              $         1,744,184   $       1,596,581
   Accrued expense                                                                           297,779             185,588
   Loans payable officers-Stockholders                                                       279,236             259,686
   Notes payable                                                                             888,988           1,182,343
   Notes payable bank                                                                         50,000              50,000
                                                                                --------------------   -----------------
         Total current liabilities                                                         3,260,187           3,274,198

Long Term liabilities:
   Convertible debentures                                                                    868,629             700,636
                                                                                --------------------   -----------------
         Total long term liabilities                                                         868,629             700,636
      Total liabilities                                                                    4,128,816           3,974,834

Minority interest Commitments:
Stockholders' equity (deficit)
   Preferred stock, no par value, no liquidation value, 5,000,000 shares authorized, issued 1,000,000 shares 1997 class A
convertible preferred stock                                                                   11,320              11,320
   Common stock - no par value, 650,000,000 and 650,000,000 shares authorized in  2002 and 2001, respectively. 6,484,626 and 2,470,644
shares outstanding  in 2002 and 2001, respectively                                         7,736,972           6,729,122
   Cumulative currency translation adjustment                                               (12,000)            (11,000)
       Deficit                                                                          (11,420,611)         (9,585,316)
   Total stockholders' equity  (deficit)                                                 (3,684,319)         (2,855,874)
                                                                                --------------------   -----------------

   Total liabilities and stockholders' equity                                   $            444,497   $       1,118,960
                                                                                ====================   =================


     The accompanying notes are an integral part of the financial statements

                          PACEL CORP. AND SUBSIDIARIES
                            Statements of Operations
                                   (Unaudited)

                                                             Three months             Three months
                                                                 Ended                   Ended
                                                            March 31, 2002           March 31, 2001
                                                         ---------------------  ----------------------
 Sales                                                                 221,168  $              202,821
 Direct Cost of Goods Sold                                             198,013                 176,902
                                                         ---------------------  ----------------------
Gross Profit                                                            23,155                  25,919


Operating costs and expenses:

      Research and development                                         103,371                 115,275
      Depreciation & Amortization                                        6,402                   6,755
      Interest expense                                                  35,295                  12,830
      Sales and Marketing                                               58,901                  50,341
      Financing Expenses                                                 3,500                       -
      General and Administrative                                     1,243,932                 386,040
                                                         ---------------------  ----------------------

     Total operating costs and expenses                              1,451,401                 571,241
                                                         ---------------------  ----------------------
     Loss before cumulative effect of accounting
change                                                              (1,428,246)               (545,322)

     Cumulative effect of accounting change                           (407,049)                      -
                                                         ---------------------  ----------------------
     Net loss                                            $          (1,835,295) $             (545,322)
                                                         =====================  ======================

Net  (loss) per common share
     Basic                                                               (0.56)                  (1.20)
     Diluted                                                             (0.56)                  (1.20)
                                                         =====================  ======================

Weighted Average shares outstanding
     Basic                                                           3,260,666                 454,480
     Diluted                                                         3,260,666                 454,480
                                                         =====================  ======================




     The accompanying notes are an integral part of the financial statements

                          PACEL CORP. AND SUBSIDIARIES
                            Statements of Cash Flows
                                   (Unaudited)

                                                                  2002                   2001
                                                             -----------------  --------------------
Cash flows from operating activities:
   Net (loss)                                                $      (1,835,295) $           (545,322)
Adjustments to reconcile net (loss) to net cash
 (used in) provided by operating activities:
   Cumulative effect of accounting change                              407,049                     -
   Depreciation                                                          6,402                 6,755
   Provision for Bad Debts                                                   0                   861
   Other non cash items                                                832,850               139,922
Increase (Decrease) in Cash from changes in:
    Accounts receivable                                                218,741               (31,707)
    Other receivables                                                    2,270               (16,780)
    Inventory                                                                4                (3,310)
    Security deposits                                                  (15,237)                    0
    Prepaid expenses                                                                          (4,798)
    Accounts payable                                                   147,603               159,590
    Accrued expense                                                    112,191               (27,367)
    Loans Payable Officers-Stockholders                                 19,550                  (119)
 Net cash (used in) operating activities                              (103,872)             (322,275)
                                                             -----------------  --------------------


Cash flows from investing activities:

    Purchase of property and equipment                                       -                (1,968)
                                                             -----------------  --------------------

       Net cash used in investing activities                                 -                (1,968)
                                                             -----------------  --------------------

Cash flows from financing activities:
   Repayment of Notes payable
                                                                      (125,362)                    -
   Notes payable convertible debenture                                  25,000               259,518
   Proceeds from sale of common stock                                  150,000                54,215
                                                             -----------------  --------------------

   Net cash provided by financing activities                            49,638               313,733
Effect of exchange rates on cash                                        (1,000)                1,523
                                                             -----------------  --------------------

Net increase (Decrease) in cash and cash equivalents                   (55,234)               (8,987)

Cash and cash equivalents at beginning of year                          65,761                36,356
                                                             -----------------  --------------------

Cash and cash equivalents at end of period                   $          10,527  $             27,369
                                                             =================  ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                              2,775                 2,380
                                                             -----------------  --------------------

     The accompanying notes are an integral part of the financial statements

                          PACEL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                 MARCH 31, 2002


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

These interim statements should be read in conjunction with the audited December 31, 2001 consolidated financial statements and related notes included in the Company's year ended certified financial statements. The results of operations for the three months are not necessarily indicative of the operating results for the year. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for any interim period are not necessarily indicative of the results for the full year.

2.   Accounting for Business Combinations

In July 2001, the FASB issued Statements of Financial Accounting Standards ("Statement") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for Pacel in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. Upon adoption of FAS 142 in the first quarter of 2002, Pacel recorded a one-time, noncash charge of $407,049 to reduce the carrying value of its goodwill. Such charge is nonoperational in nature and is reflected as cumulative effect of an accounting change in the accompanying consolidated statement of operations..

3.   Subsequent events

a. In April 2002, David Calkins president, director and F. Kay Calkins director of Pacel were granted a noncash option to purchase 100,000,000 shares of the company's common stock in exchange for the a loan made to the company in 1999 amounting to $124,000 and securing and loaning to the Company, a personal line of credit of up to $3,000,000 using the stock as collateral. Our ability to draw on this line is based on the volume of the Common Stock multiplied by the VWAP for the thirty days preceding funding must be a minimum of $75,000. The maximum amount of collateral at any closing may not exceed 4.9% of the issued and outstanding shares of the Company. Loan to value is 35%. The interest rate is prime+2 payable in cash quarterly and financing expense of 9% of the draws. The Company will pay these expenses directly. The terms and conditions set fourth in the agreement we may not be able to meet.

b. On April 5, 2002 the Company effected a one-for-one hundred reverse split restating the number of common shares as of March 31, 2002 from 648,462,600 to 6,484,626 and December 31, 2001 from 247,064,400 to 2,470,644. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.

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

                              RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Revenues increased 9% to $221,168 in 2002 compared to $202,821 in 2001. The increase in revenues is directly attributed to the sales generated from Advantage Systems. FCL accounted for 24% of sales, Advantage 69% of sales and E-Bstore 7% of sales. The majority of our sales came from hardware sales from Advantage. The sales from FCL fell sharply in the first quarter compared to the first quarter of 2001. RFP's from Nato were not approved in the fourth quarter of 2001 in so delaying those sales to the second quarter of 2002. The Company is focusing it's efforts on expanding it's hardware sales in the United States as well as through existing NATO contracts. The Company continues to believe that the Child Watch software has sales potential when we can obtain adequate financing for the marketing.

     Cost of Goods Sold increased 12% to $198,013 in 2002 compared to $176.902 in 2001. The increase is directly attributed to the Advantage division. The sale of hardware generates a smaller gross profit than our other services.

     Research and Development expenses consist principally of salaries for software developers, outside consulting, related facilities costs, and expenses associated with computer equipment used in software development. Research and development expenses decreased 10% to $103,371 in 2002 compared to $115,275 2001. Our lack of funding has forced us to cut further research and development on E-Centurion and as well as development of new products and enhancements. The Company believes that research and development activities are crucial to maintaining a competitive edge in markets characterized by rapid rates of technological advancements. Without adequate financing we may not be able to stay on the cutting edge of technology.

     Sales and marketing expenses include salaries and benefits, sales commissions, travel expenses, and related facilities costs for our sales, marketing, customer support, and distribution consultants. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations, and other market development programs. Sales and marketing expenses increased 17% to $58,901 in 2002 compared to $50,341 in 2001. The increase is attributed to the normal increases in salaries and commission expenses related to the sales in Advantage.

     General and administrative expenses consist principally of salaries and benefits, travel expenses, and related facilities costs for finance and administration, human resources, legal, information services, and executive personnel of E-Business-Stor.Com, Inc. and PACEL. General and administrative expenses also include outside legal and accounting fees, and expenses associated with computer equipment and software used in the administration of the business. General and administrative expenses increased 322% $1,243,932 to in 2002 compared to $386,040, in 2001. The increase in administrative expenses is directly related to the acquisition of Advantage Systems administrative salaries and overhead expenses. In addition we issued $826,000 worth of stock for services instead of cash. The cost of the services would have been reduced if we had paid for the services in cash in lieu of stock.

     Interest expense and financing cost Increased 302% to $38,795 in 2002 Compared to $12,830 in 2001. The increase in interest expense is due the convertible notes not being converted into common stock because of the low price of our common stock.

Net (Loss) Before the Cumulative Effect of an Accounting Change

     Pacel's net loss before the cumulative effect of an accounting change increased to $1,428,246 in 2002, compared to $545,322 in 2001. Pacel's net loss before the cumulative effect of an accounting change increased due to additional overhead expenses related to the acquisition of Advantage in September 2001 and an increase in interest expense. On several occasions we issued stock in lieu of cash for various services with deep discounted rates compared to the cash value of the services.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Net cash used from operating activities for the three months March 31, 2002 and 2001 was $103,872 and $322,275 respectively. The use of cash in operating activities for the three months ended March 31, 2002 resulted primarily from the short fall in sales off set by the reduction in of accounts receivable and the increase in accounts payable.

     Net cash used in investing activities for the three months ended March 31, 2002 and 2001 was $-0- and $1,968 respectively. This decrease was due to lack of funds available for investing activities.

     Net cash provided by financing activities for the three months ended March 31, 2002 and 2001 was $49,638 and $313,733. respectively. The decrease in financing activities was attributable to repayment of notes payable of $125,362 and our inability to file an SB-2 in 2001.

     At March 31, 2002, we had $10,527 in cash and cash equivalents compared to $27,369 at March 31, 2001. We will continue to have significant capital requirements due to expected increases in our capital expenditures and sales and marketing commitments consistent with our anticipated growth in operations, infrastructure and personnel. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash.

     In December 2001, we entered into a $5,000,000 Equity line of Credit arrangement. Under the terms of the equity line agreement, the Company will have the right to sell up to $5 million of its common stock. The Company has sole discretion, subject to certain volume limitations and conditions, to draw down upon such funds, as its capital needs dictate. We are in the process of filing an SB-2 to register the stock. There are no guarantees that the $5,000,000 will be available to us when we need it. The terms and conditions set fourth in the agreement we may not be able to meet, or the available credit due to those terms and conditions may not be sufficient to cover our immediate cash flow needs. We do not expect to have access to these funds until the third quarter of 2002.

     In April 2002, David Calkins president, director and F. Kay Calkins director of Pacel were granted a noncash option to purchase 100,000,000 shares of the company's common stock in exchange for the a loan made to the company in 1999 amounting to $124,000 and securing and loaning to the Company, a personal line of credit of up to $3,000,000 using the stock as collateral. Our ability to draw on this line is based on the volume of the Common Stock multiplied by the VWAP for the thirty days preceding funding must be a minimum of $75,000. The maximum amount of collateral at any closing may not exceed 4.9% of the issued and outstanding shares of the Company. Loan to value is 35%. The interest rate is prime+2 payable in cash quarterly and financing expense of 9% of the draws. The Company will pay these expenses directly. The terms and conditions set fourth in the agreement we may not be able to meet. To date we have drawn $165,500 net of expenses.

     Our cash requirements for funding our operations have greatly exceeded cash flows from operations. We continually satisfy our capital needs through equity financing. Our liabilities consist of over extended accounts payable, payroll taxes, loans from officers and officer's compensation.

     We continually look for strategic relationships that will enhance our products and services. Due to the present economic conditions in technology and our lack of available cash flow it is becoming harder to develop these relationships. If we do not develop these relationships and find additional sources of financing will hinder our ability to continue as a going concern.

     We expect to continue our investing activities, including expenditures for computer systems for research and development, sales and marketing, product support, and administrative staff, as funds become available.

     In May 2002, we signed a letter of intent for the acquisition of a human resource support company, for $7,500,000 in Pacel's common stock equal to 60% of the issued and outstanding shares. We believe that this acquisition will expand the type of services we can offer. In addition we will have a direct marketing channel for our IT consulting, System Security, hardware and Web based technologies. We are still in the process of performing due diligence.


Part II

Item 1. Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

     Subsequent to March 31, 2002, the following directors resigned due to personal reasons: Keith P. Hicks and Corey M. LaCross.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               Pacel, Corporation
                                  (Registrant)





Date:    May 20, 2002

                                /s/ David F. Calkins
                                -----------------------------------
                                David F. Calkins, CEO & Chairman