Form 10QSB
period 2002-06-30
PACEL CORP
filed 2002-08-19
CIK 1044490

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission File Number: 0-29459

                                   PACEL CORP.
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)



VIRGINIA                                                54-1712558
----------------------------------              --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization                           Identification Number)


8870 RIXLEW LANE, SUITE 201
MANASSAS, VIRGINIA                                      20109-3795
----------------------------------------        --------------------------------
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

As of June 30, 2002, there were 122,227,409 shares of the Registrant's common stock outstanding.

                          PACEL CORP. AND SUBSIDIARIES

                    PART I. FINANCIAL INFORMATION (unaudited)
                                     Part I

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

                          PACEL CORP. AND SUBSIDIARIES
                                  Balance Sheet
                                   (Unaudited)

      ASSETS
                                                                              June 30,           December 31,
                                                                                2002                 2001
                                                                             Unaudited              Audited
                                                                         -------------------   -----------------
Current assets:
   Cash and cash equivalents                                             $             5,113   $         65,761
Accounts receivable, net of allowance for doubtful accounts of
 $1,311 and $1,311 respectively                                                       91,672             324,134
   Inventory                                                                          24,883              61,306
   Other receivables                                                                 108,479              36,684
                 4                                                       -------------------   -----------------
      Total current assets                                                           230,147             487,885
Property and equipment, net of accumulated depreciation
of  $81,423 and $73,946 respectively                                                  73,626              81,123

Non-current assets:
     Note receivable                                                                  71,000              71,000
     Goodwill                                                                              -             407,049
     Security deposits                                                                25,359              10,122
                                                                         -------------------   -----------------
        Total non-current assets                                                      96,359             488,171
      Total assets                                                       $           400,132   $       1,057,179

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                      $         1,770,270   $       1,423,979
   Accrued expense                                                                   244,303             175,511
   Loans payable officers-Stockholders                                               780,824             143,853
   Notes payable                                                                     863,750           1,182,343
   Notes payable bank                                                                 50,000              50,000
   Net liabilities of discontinued operations                                              -             236,731
                                                                         -------------------   -----------------
         Total current liabilities                                                 3,709,147           3,212,417
                                                                         -------------------   -----------------
Long Term liabilities:
   Convertible debentures                                                            808,629             700,636
                                                                         -------------------   -----------------
         Total long term liabilities                                                 808,629             700,636
                                                                         -------------------   -----------------
      Total liabilities                                                            4,517,776           3,913,053
                                                                         -------------------   -----------------
Minority interest Commitments:

Stockholders' equity (deficit)
Preferred stock, no par value, no liquidation value, 5,000,000 shares authorized, issued 1,000,000 shares 1997 class A convertible
preferred stock                                                                       11,320              11,320
Common stock - no par value, 650,000,000 and 650,000,000 shares authorized in  2002 and 2001, respectively.  122,227,409 and
2,470,644 shares outstanding in 2002 and 2001, respectively                        8,142,972           6,729,122
   Cumulative currency translation adjustment                                        (18,720)            (11,000)
       Deficit                                                                   (12,253,216)         (9,585,316)
   Total stockholders' equity  (deficit)                                          (4,117,644)         (2,855,874)
                                                                         -------------------   -----------------
   Total liabilities and stockholders' equity                            $           400,132   $       1,057,179
                                                                         ===================   =================

     The accompanying notes are an integral part of the financial statements

                          PACEL CORP. AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (Deficiency)


                                                                                           Retained     Currency       Total
                                             Preferred Stock          Common Stock         Earnings    Translation  Stockholders
                                           Shares        Amount     Shares      Amount     (Deficit)    Adjustment    Equity
                                           --------------------- ----------------------- ------------- ------------ -------------
Balance, December 31, 1999                 1,000,000  $  11,320   13,990,313   2,394,129   (2,667,485)    (4,807)        (266,843)
                                           --------------------- ----------------------- ------------- ------------ -------------
Issuance of common stock and warrants
     net of expenses                                              21,506,507   2,527,721                                2,527,721
Issuance of restricted common stock for
     Professional Services                                         1,450,000     116,629                                  116,629
Issuance of common stock of professional
     services                                                      2,366,666     110,435                                  110,435
Conversion of Employee common stock
     options                                                          35,000       7,000                                    7,000
Effect of currency translation                                                                            (6,026)          (6,026)
Net loss                                                                                   (3,337,285)                 (3,337,285)
Balance, December 31, 2000                 1,000,000  $  11,320   39,348,486 $ 5,155,914 $ (6,004,770) $ (10,833)   $    (848,369)
                                           --------------------- ----------------------- ------------- ------------ -------------

Issuance of common stock, options and
    warrants net of expenses                                     134,328,180     584,950                                  584,950
Issuance of restricted common stock for
     professional services                                        13,682,125     368,738                                  368,738
Issuance of restricted common stock Held
     In Escrow                                                     5,555,556                                                    -
Issuance of common stock for
     professional services                                        54,150,000     619,520                                  619,520
Effect of currency translation                                                                              (167)            (167)
Net loss                                                                                   (3,580,546)                 (3,580,546)
Balance, December 31, 2001                 1,000,000  $  11,320    2,470,643 $ 6,729,122 $ (9,585,316) $ (11,000)   $  (2,855,874)
                                           --------------------- ----------------------- ------------- ------------ -------------

Issuance of common stock, options and
     warrants net of expenses                                    120,719,266     677,850                                  677,850
Issuance of restricted common stock for
     professional services                                           600,000     736,000                                  736,000
Issuance of restricted common stock
     Held In Escrow                                                                                                             -
Issuance of common stock for
     professional services                                                                                                      -
Effect of currency translation                                                                            (7,720)          (7,720)
Net loss                                                                                   (2,667,900)                 (2,667,900)
Balance, December 31, 2002                 1,000,000  $  11,320  123,789,909 $ 8,142,972 $(12,253,216) $ (18,720)   $  (4,117,644)
                                           --------------------- ----------------------- ------------- ------------ -------------


     The accompanying notes are an integral part of the financial statements

                          PACEL CORP. AND SUBSIDIARIES
                            Statements of Cash Flows
                                   (Unaudited)

                                                                       2002             2001
                                                                --------------  ----------------
Cash flows from operating activities:
   Net (loss)                                                   $   (2,667,900) $     (1,256,574)
Adjustments to reconcile net (loss) to net cash (used in)
provided by operating activities:
   Cumulative effect of accounting change                              407,049                -
   Depreciation                                                          7,477            7,810
   Provision for Bad Debts                                                   0              (721)
   Other non cash items                                              1,153,652           368,483
   Gain on sale of EB-Store                                           (177,817)
Increase (Decrease) in Cash from changes in:
    Accounts receivable                                                232,462          (107,146)
    Other receivables                                                  (71,795)            5,965
    Inventory                                                           36,423               762
    Other assets                                                             0            (1,798)
    Security deposits                                                  (15,237)                0

    Prepaid expenses                                                         0            (1,798)
    Accounts payable                                                   287,357           253,386
    Accrued expense                                                     68,792            (1,506)
    Loans Payable Officers-Stockholders                                636,971            80,228
 Net cash (used in) operating activities                              (102,566)         (652,909)
                                                                --------------  ----------------

Cash flows from investing activities:
    Purchase of property and equipment                                                    (3,882)
    Notes Receivable                                                         0                 0
       Net cash used in investing activities                                 -            (3,882)
                                                                --------------  ----------------

Cash flows from financing activities:
   Repayment of loans payable                                         (125,362)                -
   Notes payable convertible debenture                                  25,000           518,301
   Proceeds from sale of common stock                                  150,000           101,490
   Net cash provided by financing activities                            49,638           619,791
                                                                --------------  ----------------
Effect of exchange rates on cash                                        (7,720)              912
                                                                --------------  ----------------

Net increase (Decrease) in cash and cash equivalents
                                                                       (60,648)          (36,088)

Cash and cash equivalents at beginning of year                          65,761            36,356
                                                                --------------  ----------------

Cash and cash equivalents at end of period                      $        5,113  $            268
                                                                ==============  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
     Cash paid for interest                                              5,467             2,380
                                                                ==============  ================

     The accompanying notes are an integral part of the financial statements

                          PACEL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                  JUNE 30, 2002





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

These interim statements should be read in conjunction with the audited December 31, 2001 consolidated financial statements and related notes included in the Company's year ended certified financial statements. The results of operations for the periods ended June 30 are not necessarily indicative of the operating results for the year. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for any interim period are not necessarily indicative of the results for the full year.


2.   Accounting for Business Combinations

In July 2001, the FASB issued Statements of Financial Accounting Standards ("Statement") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for Pacel in the first quarter of 2002 and for purchase business combinations consummated after June 30, 2001. Upon adoption of FAS 142 in the first quarter of 2002, Pacel recorded a one-time, noncash charge of $407,049 to reduce the carrying value of its goodwill. Such charge is nonoperational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

3.   Discontinued Operations

On May 31, 2002, the Company completed an agreement to sell E-BStor an 80% owned subsidiary to F. Kay Calkins a director. The Company recorded a gain on the sale of $177,817. Ms. Calkins assumed all of the assets and liabilities on the books as of May 31, 2002. There is an inter-company receivable of $1,568,815 we have taken a 100% reserve against the receivable due to our inability to determine when they will have cash flow to start repayment of this loan. The Consolidated Financial Statements have been restated, where applicable, to reflect the E-BStor discontinued operations. .

4.   Subsequent events

a. In April 2002, David Calkins president, director and F. Kay Calkins director of Pacel were granted a noncash option to purchase 100,000,000 shares of the company's common stock in exchange for the a loan made to the company in 1999 amounting to $124,000 and securing and loaning to the Company, a personal line of credit of up to $3,000,000 using the stock as collateral. Our ability to draw on this line is based on the volume of the Common Stock multiplied by the VWAP (volume weighted average price) for the thirty days preceding funding which must be a minimum of $75,000. The maximum amount of collateral at any closing may not exceed 4.9% of the issued and outstanding shares of the Company. Loan to value is 35%. The interest rate is prime+2% payable quarterly in cash plus financing expense of 9% of the draws. The Company will pay these expenses directly. The terms and conditions set fourth in the agreement we may not be able to meet.

b. On April 5, 2002 the Company affected a one-for-one hundred reverse split restating the number of common shares as of March 31, 2002 from 648,462,600 to 6,484,626 and December 31, 2001 from 247,064,400 to 2,470,644. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.

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


                                    Overview

PACEL's mission is to provide consumers and businesses with a full suite of products and services that provide secure connectivity to and from the Internet, including e-commerce transactions and personnel and company data security. To that end PACEL. and its subsidiaries have been developing products and methods that meet that need for both families and companies. The ChildWatch software suite of programs puts the controls for family computer usage, including internet filtering, access controls and community support for finding missing and abducted children in the hands of the parents and is readily available at Zany Brany and Electronic Boutique stores nationally. "Data Protector" our latest technology advancement (patent pending) software product will provide complete file and data security. This new software is designed to guard both the Inner Door (full protection on your PC from existing and new viruses), i.e., the Love Bug, and someone trying to penetrate your PC and by-pass your password, and the Outer Door (full Intruder protection from Internet data collection devices and programs or hackers). Our current goal is to utilize and extend these technologies in the production of derivative products to provide secure Internet connectivity and enhanced desktop security for customers in the home and business marketplaces.


                              RESULTS OF OPERATIONS

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001


Revenues increased 30% to $316,957 in 2002 compared to $243,694 in 2001. The increase in revenues is directly attributed to sales generated from Advantage Systems hardware sales. The sales from FCL fell sharply in the six months ended June 30, 2002 compared to 2001. RFP's from Nato were not approved in the fourth quarter of 2001 therefore delaying sales for 2002. We have not received any new RFP's from Nato. The Company is focusing it's efforts on expanding it's hardware sales in the United States as well as through existing NATO contracts. The Company continues to believe that the Child Watch software, Data Protector has sales potential if we can obtain adequate financing for the marketing.

Cost of Goods Sold increased 23% to $312,812 in 2002 compared to $240,815 in 2001. The increase is directly attributed to the increase in sales. The sale of hardware generates a small gross profit than our other services.

Research and Development expenses consist principally of salaries for software developers, outside consulting, related facilities costs, and expenses associated with computer equipment used in software development. Research and development expenses increase .6% to $232,826 in 2002 compared to $219,285 in 2001. The increase is attributed to normal increases in salaries and benefits. Our lack of funding has forced us to cut further research and development on Data Protector as well as the development of new products and enhancements. The Company believes that research and development activities are crucial to maintaining a competitive edge in markets characterized by rapid rates of technological advancements. Without adequate financing we may not be able to stay on the cutting edge of technology.

Sales and marketing expenses include salaries and benefits, sales commissions, travel expenses, and related facilities costs for our sales, marketing, customer support, and distribution consultants. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations, and other market development programs. Sales and marketing expenses increased 427% to $206,244 in 2002 compared to $48,288 in 2001. The increase is attributed to focusing more efforts on developing markets for our products and the increase in salaries, and commission expenses related to the sales in Advantage as well as the hiring of additional sales personal.

General  and  administrative   expenses  consist  principally  of  salaries  and
benefits, travel expenses, and related facilities costs for finance and administration, human resources, legal, information services, and executive personnel of PACEL. General and administrative expenses also include outside legal and accounting fees, and expenses associated with computer equipment and software used in the administration of the business. General and administrative expenses increased 265% to $1,670,190 in 2002 compared to $629,594 in 2001. The increase in administrative expenses is directly related to the expenses related to the acquisition of Advantage Systems. In addition we issued $1,168,606 worth of stock for services instead of cash. The cost of the services would have been signficiantly lower if we had paid cash for the services in lieu of stock.

Interest expense and financing cost Increased 305% to $70,308 in 2002 Compared to $23,018 in 2001. The increase in interest expense is due the convertible notes not being converted into common stock because of the low price of our common stock. In addition we continue to borrow short term money instead of obtaining financing from equity.

Net (Loss) from continuing operations

Pacel's net loss before the cumulative effect of an accounting change increased to $2,218,400 in 2002, compared to $1,006,216 in 2001. Pacel's net loss before the cumulative effect of an accounting change increased due to additional overhead expenses, rent, utilities, administrative staff, related to the acquisition of Advantage in September 2001. In addition we had increased our sales force. Interest expense also increased. On several occasions we issued stock in lieu of cash for various services with deep discounted rates compared to the cash value of the services.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001


Revenues increased 223% to $138,369 in 2002 compared to $61,955 in 2001. The increase in revenues is directly attributed to the increase in sales from Advantage Systems.

Cost of Goods Sold increased 209% to $127,502 in 2002 compared to $61,002 in 2001. The increase is directly attributed to the increase in sales.

Research and Development expenses consist principally of salaries for software developers, outside consulting, related facilities costs, and expenses associated with computer equipment used in software development. Research and development expenses decrease 5.4% to $129,955 in 2002 compared to $137,297 in 2001. The decrease is attributed to the decrease in staff.

Sales and marketing expenses increased 1859% to $147,365 in 2002 compared to $7,927 in 2001. The increase is attributed to the additional salaries, commission expenses related to the sales in Advantage.

General  and  administrative  expenses  increased  53% to  $557,446  to in  2002 compared to $364,308, in 2001. The increase in administrative expenses is directly related to the administrative salaries and overhead expenses associated with the acquisition of Advantage Systems. In addition we issued $342,606 worth of stock for services instead of cash. The cost of the services would have been reduced if we had paid for the services in cash in lieu of stock.

Interest expense and financing cost Increased 290% to $35,013 in 2002 Compared to $12,052 in 2001. The increase in interest expense is due the convertible notes not being converted into common stock because of the low price of our common stock and additional borrowing of short term money.

Six Months Ended  June 30, 2002   Compared to Six Months Ended June 30, 2001

Net cash used from operating activities for the six months ended June 30, 2002 and 2001 was $102,566 and $652,909 respectively. The use of cash in operating activities for the six months ended June 30, 2002 resulted primarily from the short fall in sales off set by the reduction in of accounts receivable and the increase in accounts payable.

Net cash used in investing activities for the six months ended June 30, 2002 and 2001 was $-0- and $3,882 respectively. This decrease was due to lack of funds available for investing activities.

Net cash provided by financing activities for the six months ended June 30, 2002 and 2001 was $49,638 and $619,791, respectively. The decrease in financing activities was attributable to repayment of notes payable of $125,362 and our inability to file an Sb-2.

At June 30, 2002, we had $5,113 in cash and cash equivalents compared to $1,867 at June 30, 2001. We will continue to have significant capital requirements due to limited sales projections as well as expected increases in expenditures for sales and marketing. In July 2002 we laid off all non essential administrative staff to reduce our cash requirements until significant sales are projected and we can secure adequate financing.

In April 2002, David Calkins president, director and F. Kay Calkins director of Pacel were granted a noncash option to purchase 100,000,000 shares of the company's common stock in exchange for the a loan made to the company in 1999 amounting to $124,000 and securing and loaning to the Company, a personal line of credit of up to $3,000,000 using the stock as collateral. Our ability to draw on this line is based on the volume of the Common Stock multiplied by the VWAP

(volume weighted average price) for the thirty days preceding funding must be a minimum of $75,000. The maximum amount of collateral at any closing may not exceed 4.9% of the issued and outstanding shares of the Company. Loan to value is 35%. The interest rate is prime+2 payable in cash quarterly and financing expense of 9% of the draws. The Company will pay these expenses directly. The terms and conditions set fourth in the agreement we may not be able to meet. To date we have drawn $440,000. Due to the low price of the stock additional proceeds from this line of credit maybe limited. We intend to repay this loan over the next six months.

In August 2002, we entered in an agreement to borrow $720,000 over the next six months at an interest rate of 15% to meet our projected cash needs for the next six months.

Our cash requirements for funding our operations have greatly exceeded cash flows from operations. We continually satisfy our capital needs through equity financing which has become difficult due to the current investment environment. Our liabilities consist of over extended accounts payable, payroll taxes, loans from officers and officer's compensation.

We continually look for strategic relationships that will enhance our products and services. Due to the present economic conditions in technology and our lack of available cash flow it is becoming harder to develop these relationships. If we do not develop these relationships and find additional sources of financing it will hinder our ability to continue as a going concern.

We expect to continue our investing activities, including expenditures for computer systems for research and development, sales and marketing, product support, and administrative staff, as funds become available.

On August 1, 2002 , we formed a wholly owned subsidiary, Entremetrix. The company has started a human resource support company, out of our California offices. The company has been granted various contracts. We believe that development of this business will provide us with a direct marketing channel for our IT consulting, System Security, hardware and Web based technologies.

In May 2002, we signed a letter of intent for the acquisition of a human resource support company, for $2,500,000. We are in the process of trying to raise the funds to acquire this company. We cannot guarantee that we will be able to raise the funds with adaquite terms. We believe that this acquisition will expand Entremetrix business.

In May 31, 2002, we sold our 80% ownership in EB-Store to F Kay Calkins. F. Kay Calkins assumed all of the assets and all of the liabilities of record on May 31, 2002. There is an inter-company receivable of $1,568,815. We have taken a 100% percent reserve against the receivable due to our inability to determine when EB-Store will be able to start repayment if at all. The Company recorded a gain on the sale of $177,817. or $0.0064 per share-diluted and reflected this business as a discontinued operation in June 2002.

                                     Part II

Item 1. Legal Proceedings.

The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company. However, the Company has responded to subpoenas addressed to the Company from the Securities and Exchange Commission and the United States Attorney's Office requesting documents involving transactions between the Company and Suburban Capital Corporation, North Coast Investments, Inc., Frank Custable and certain other individuals. The Company has been advised that it has not been identified as a target of the investigation by the U.S. Attorney's Office.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

During the quarter,  the following  directors  resigned due to personal reasons:
Keith P. Hicks and Corey M. LaCross. Neither furnished the Registrant with a letter requesting that any matter be disclosed.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Pacel, Corporation
                                  (Registrant)





Date:    August 19, 2002

                                /s/ David F. Calkins
                                -----------------------------------
                                David F. Calkins, CEO & Chairman