Form 10QSB/A
period 2002-06-30
PACEL CORP
filed 2002-09-23
CIK 1044490

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               AMENDED FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _______________

For the quarterly period ended: June 30, 2002

Commission File Number: 0-29459

                                   PACEL CORP.
                      ------------------------------------
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
Minority interest Commitments:


    The accompanying notes are an integral part of the financial statements

                          PACEL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
            FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
           AND THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

                                                              Six months     Six months     Three months     Three months
                                                                Ended           Ended          Ended             Ended
                                                            June 30, 2002   June 30, 2001  June 30, 2002     June 30, 2001
----------------------------------------------------------------------------------------------------------------------------
   Sales                                                     $ 316,957       $ 243,694         $ 138,369          $ 61,955
   Direct Cost of Goods Sold                                   312,812         240,815           127,502            61,002
   Gross Profit                                                  4,145           2,879            10,867               953
                                                        --------------  --------------    --------------    --------------

Operating costs and expenses:
          Research and development                             232,826         219,285           129,455           137,297
          Depreciation & Amortization                            7,477           7,810             3,727             4,175
          Interest expense                                      70,308          23,018            35,013            12,052
          Sales and Marketing                                  206,244          48,288           147,365             7,927
          Financing Expenses                                    35,500          81,100            32,000            81,100
          General and Administrative                         1,670,190         629,594           557,446           364,308
                                                        --------------  --------------    --------------    --------------
             Total operating costs and expenses              2,222,545       1,009,095           905,006           606,859
                                                        --------------  --------------    --------------    --------------
             Loss from continuing operations                (2,218,400)     (1,006,216)         (894,139)         (605,906)
Loss from operations of discontinued EBStor business          (220,268)       (250,358)         (116,284)         (107,210)


   Gain from disposal of EBStor business                       177,817                           177,817

   Loss before cumulative effect of accounting change       (2,260,851)     (1,256,574)         (832,606)         (713,116)

   Cumulative effect of accounting change                     (407,049)              0                 0                 0


    Net (loss)                                             $(2,667,900)    $(1,256,574)       $ (832,606)       $ (713,116)
                                                        ==============  ==============    ==============    ==============

Net (loss) per common share
          Basic                                                  (0.10)          (2.83)            (0.02)            (2.03)
          Diluted                                                (0.10)          (2.83)            (0.02)            (2.03)
                                                        ==============  ==============    ==============    ==============
Weighted Average shares outstanding
          Basic                                             27,740,062         444,492        52,219,456           351,953
          Diluted                                           27,740,062         444,492        52,219,456           351,953
                                                        ==============  ==============    ==============    ==============



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

In April 2002, David Calkins president, director and F. Kay Calkins director of Pacel were granted a noncash option to purchase 100,000,000 shares of the company's common stock in exchange for the a loan made to the company in 1999 amounting to $124,000 and securing and loaning to the Company, a personal line of credit of up to $3,000,000 using the stock as collateral. Our ability to draw on this line is based on the volume of the Common Stock multiplied by the VWAP (volume weighted average price) for the thirty days preceding funding must be a minimum of $75,000. The maximum amount of collateral at any closing may not exceed 4.9% of the issued and outstanding shares of the Company. Loan to value is 35%. The interest rate is prime+2 payable in cash quarterly and financing expense of 9% of the draws. The Company will pay these expenses directly. The terms and conditions set fourth in the agreement we may not be able to meet. To date we have drawn approximately $740,000. Due to the low price of the stock additional proceeds from this line of credit maybe limited. We intend to repay this loan over the next six months.

In August 2002, we entered in an agreement to borrow $720,000 over the next six months at an interest rate of 15% to meet our projected cash needs for the next six months. In September 2002 our previous agreement was revised to $1,000,000.

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

In May 2002, we signed a letter of intent for the acquisition of a human resource support company, for $2,500,000. We believe that this acquisition will expand the Entremetrix business. In September 2002 we signed a revised letter of intent for the acquisition of the human resource support company for $2,000,000. We have an agreement with Compass Capital for funding to acquire this company.

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





Date:    September 20, 2002

                                /s/ David F. Calkins
                                -----------------------------------
                                David F. Calkins, CEO & Chairman

                                 CERTIFICATIONS



     I, David E. Calkins, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Pacel Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 20, 2002


/s/ David F. Calkins
---------------------------
David E. Calkins
Chief Executive Officer (or equivalent thereof)



     I, Steven Cheek, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Pacel Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 20, 2002



 /s/ Steven Cheek
-------------------
Steven Cheek
Chief Financial Officer (or equivalent thereof)