Form 10QSB
period 2002-09-30
PACEL CORP
filed 2002-11-19
CIK 1044490

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission File Number: 0-29459

                                   PACEL CORP.
        -----------------------------------------------------------------
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

Yes [X] No [_]

Transitional Small Business Disclosure Format (check one)

Yes [_] No [X]

State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:

As of November 14, 2002, there were 353,037,735 shares of the Registrant's common stock outstanding.

                          PACEL CORP. AND SUBSIDIARIES

                    PART I. FINANCIAL INFORMATION (unaudited)

Item 1.  Index to Consolidated Financial Statements      F-1



Consolidated Balance Sheets                              F-2


Consolidated Statements of Income of Operations          F-3


Consolidated Statements of Cash Flows                    F-4


Notes to Consolidated  Financial Statements              F-5

                                   Pacel Corp.
                           Consolidated Balance Sheet

                                                                             Septmeber 30,     December 31,
                                                                                 2002              2001
                                                                               Unaudited          Audited
                                                                           ----------------- -----------------
             ASSETS
Current assets:
   Cash and cash equivalents                                                 $        14,110    $       65,761
   Accounts receivable, net of allowance for doubtful accounts of $0 and
$1,311 respectively                                                                      626           324,134
   Inventory                                                                                            61,306
   Other receivables                                                                     105            36,684
                                                                           ----------------- -----------------
      Total current assets                                                            14,841           487,885
                                                                           ----------------- -----------------
Property and equipment, net of accumulated depreciation
of $85,172 and $73,946 respectively                                                   63,963            81,123
                                                                           ----------------- -----------------
Non-current assets:
     Note receivable                                                                           -        71,000
     Goodwill                                                                                  -       407,049
     Security deposits                                                                25,359            10,122
                                                                           ----------------- -----------------
        Total non-current assets                                                      25,359           488,171
                                                                           ----------------- -----------------
      Total assets                                                            $      104,164       $ 1,057,179
                                                                           ================= =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                            $    ,458,165     $   1,423,979
   Accrued expense                                                                   184,262           175,511
   Loans payable officers-Stockholders                                               896,211           143,853
   Notes payable                                                                     864,750         1,182,343
   Notes payable bank                                                                 50,000            50,000
   Net liabilities of discontinued operations                                              -           236,731
                                                                           ----------------- -----------------
         Total current liabilities                                                 3,453,388         3,212,417
                                                                           ----------------- -----------------
Long Term liabilities:
   Convertible debentures                                                            647,279           700,636
                                                                           ----------------- -----------------
         Total long term liabilities                                                 647,279           700,636
                                                                           ----------------- -----------------
      Total liabilities                                                            4,100,667         3,913,053
                                                                           ----------------- -----------------
Minority interest
Commitments:
Stockholders' equity (deficit)
   Preferred stock, no par value,
     no liquidation value, 5,000,000 shares
     authorized, issued 1,000,000 shares
     1997 class A convertible preferred stock                                         11,320            11,320
   Common stock - no par value,
     650,000,000 and 650,000,000 shares authorized in  2002          and
2001, respectively.  270,537,735 and 2,470,644 shares       outstanding
in 2002 and 2001, respectively                                                     8,369,822         6,729,122
   Cumulative currency translation adjustment
                                                                                    (18,720)          (11,000)
       Deficit                                                                  (12,358,925)       (9,585,316)
                                                                           ----------------- -----------------
   Total stockholders' equity  (deficit)                                         (3,996,503)       (2,855,874)
                                                                           ----------------- -----------------
   Total liabilities and stockholders' equity                                 $      104,164       $ 1,057,179
                                                                           ================= =================

     The accompanying notes are an integral part of the financial statements

                                  Pacel Corp.
                Consolidated Statements of Income of Operations




                                                      Nine Months    Nine months     Three Months    Three Months
                                                         Ended        Ended             Ended           Ended
                                                     September 30,  September 30,    September 30,   September 30,
                                                         2002            2001            2002            2001
                                                    --------------- --------------  ---------------  ----------------


 Sales                                               $      435,218  $     874,091    $     118,261     $     630,397
 Direct Cost of Goods Sold                                  403,702        665,275           90,890           424,460
                                                    --------------- --------------  ---------------  ----------------
Gross Profit                                                 31,516        208,816           27,371           205,937
                                                    --------------- --------------  ---------------  ----------------


Operating costs and expenses:

      Research and development                             254,657        306,806           21,831             87,521
      Depreciation & Amortization                           11,246          9,133            3,769             1,323
      Interest expense                                     122,808         52,581           52,500             29,563
      Sales and Marketing                                  218,133         76,227           11,889             27,939
      Financing Expenses                                    50,397        276,273           14,897            195,173
      General and Administrative                         2,053,535        868,833          383,345            239,239
                                                    --------------- --------------  ---------------  ----------------

     Total operating costs and expenses                  2,710,775      1,589,853          488,230            580,758
                                                    --------------- --------------  ---------------  ----------------

      Other Income                                               -          2,796            2,796              2,796

       Loss before extraordinary items
( including discontinued operations and the effect
of an accounting change)                                (2,679,259)    (1,378,241)        (458,063)          (372,025)
     Write-off of loan receibable                          (71,000)                        (71,000)
      Gain on wirte-off of extinguishment of debt          426,150                         426,150
   Discontinued operations (Note 3)
       Loss from operations of discontinued
            E-Bstore business                             (220,268)      (404,357)               -           (153,999)
       Gain on disposal of E-Bstore business               177,817              -                -

     Cumulative effect of accounting change               (407,049)             -                -                  -
                                                    --------------- --------------  ---------------  ----------------

           Net (loss)                               $   (2,773,609) $  (1,782,598)  $     (102,913)  $       (526,024)
                                                    =============== ==============  ===============  ================

Net  (loss) per common share
     Basic                                                   (0.04)         (2.56)               -             (0.50)
     Diluted                                                 (0.04)         (2.56)               -             (0.50)
Weighted Average shares outstanding
     Basic                                              68,243,593        696,065      148,155,127         1,051,719
     Diluted                                            68,243,593        696,065      148,155,127         1,051,719


     The accompanying notes are an integral part of the financial statements

                                   Pacel Corp.
                      Consolidated Statements of Cash Flows

                                                                                   2002                 2001
                                                                            -------------------  ------------------

Cash flows from operating activities:
   Net (loss)                                                                $       (2,773,609)  $      (1,782,598)
Adjustments to reconcile net (loss) to net cash
 (used in) provided by operating activities:
   Cumulative effect of accounting change                                               407,049                   -
   Depreciation                                                                          11,246              14,364
   Provision for Bad Debts                                                               (1,311)              2,492
   Other non cash items                                                               1,309,112             210,395
   Gain on sale of EB-Store                                                            (177,817)
Increase (Decrease) in Cash from changes in:
    Accounts receivable                                                                 324,819            (348,664)
    Other receivables                                                                    36,579               9,511
    Inventory                                                                            61,306             (47,134)
    Other assets                                                                              0                   0
    Security deposits                                                                   (15,237)             (2,791)

    Prepaid expenses                                                                          0             (16,569)
    Accounts payable                                                                     34,186             705,637
    Accrued expense                                                                       8,751             16,287
    Loans Payable Officers-Stockholders                                                 752,358             143,584
 Net cash (used in) operating activities                                                (22,569)         (1,095,486)
                                                                            -------------------  ------------------

Cash flows from investing activities:
    Purchase of property and equipment                                                                      (13,856)
    Notes Receivable                                                                    (71,000)                  0

       Net cash used in investing activities                                            (71,000)            (13,856)
                                                                            -------------------  ------------------
Cash flows from financing activities:
   Repayment of loans payable                                                          (125,362)            746,718
   Notes payable convertible debenture                                                   25,000              98,582
   Proceeds from sale of common stock                                                   150,000             407,838
                                                                            -------------------  ------------------

   Net cash provided by financing activities                                             49,638           1,253,138
Effect of exchange rates on cash                                                         (7,720)             (4,905)
                                                                            -------------------  ------------------

Net increase (Decrease) in cash and cash equivalents                                    (51,651)            138,891

Cash and cash equivalents at beginning of year                                           65,761              36,356
                                                                            -------------------  ------------------

Cash and cash equivalents at end of period                                       $       14,110      $      175,247
                                                                            ===================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                                               6,298               2,380
                                                                            -------------------  ------------------

     The accompanying notes are an integral part of the financial statements

                          PACEL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                               SEPTEMBER 30, 2002

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

These interim statements should be read in conjunction with the audited December 31, 2001 consolidated financial statements and related notes included in the Company's year ended certified financial statements. The results of operations for the periods ended September 30, 2002 are not necessarily indicative of the operating results for the year. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for any interim period are not necessarily indicative of the results for the full year.

2.   Accounting for Business Combinations

In July 2001, the FASB issued Statements of Financial Accounting Standards ("Statement") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective for Pacel in the first quarter of 2002 and for purchase business combinations consummated after September 30, 2001. Upon adoption of FAS 142 in the first quarter of 2002, Pacel recorded a one-time, non-cash charge of $407,049 to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

3.   Discontinued Operations

On May 31, 2002, the Company completed an agreement to sell E-BStor an 80% owned subsidiary to F. Kay Calkins a director. The Company recorded a gain on the sale of $177,817. Ms. Calkins assumed all of the assets and liabilities on the books as of May 31, 2002. There is an inter-company receivable of $1,568,815 which we have taken a 100% reserve against, due to our inability to determine when they will have cash flow to start repayment of this loan. The Consolidated Financial Statements have been restated, where applicable, to reflect the E-BStor discontinued operations. .

4.   Subsequent events

a. In April 2002, David Calkins president, director and F. Kay Calkins director of Pacel were granted a noncash option to purchase 100,000,000 shares of the company's common stock in exchange for the a loan made to the company in 1999 amounting to $124,000 and securing and loaning to the Company, a personal line of credit of up to $3,000,000 using the stock as collateral. Our ability to draw on this line is based on the volume of the Common Stock multiplied by the VWAP (volume weighted average price) for the thirty days preceding funding which must be a minimum of $75,000. The maximum amount of collateral at any closing may not exceed 4.9% of the issued and outstanding shares of the Company. Loan to value is 35%. The interest rate is prime+2% payable quarterly in cash plus financing expense of 9% of the draws. The Company will pay these expenses directly. The terms and conditions set forth in the agreement we may not be able to meet.

b. On April 5, 2002 the Company affected a one-for-one hundred reverse split restating the number of common shares as of March 31, 2002 from 648,462,600 to 6,484,626 and December 31, 2001 from 247,064,400 to 2,470,644. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.

c. In September, 2002 FCL a wholly owned subsidiary was discharged from bankruptcy. We have recorded a gain of $426,150 on the write off of the deficit capital account.

d. In October, 2002 the Company wrote off a long term receivable of $71,000 from CTM. The note was due October 15,2002. We have begun foreclosure of the collateral, 100% of outstanding stock of CTM.

e. In October 2002, we acquired 100% of the assets of Bene Corp. Business Services Inc. a human resource support company, for $720,000 to be paid over the next six months in equal monthly payments of $180,000. We have an agreement with High Desert Capital for funding of this acquisition. In connection with the acquisition we signed two, two year employment agreements with the officers of Bene Corp. for $75,000 per year.


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

                                    Overview

PACEL's mission is in the process of being revised; to reflect the change to a business to business marketing and sales methodology and away from the retail sales arena. The company has entered the PEO human resources business, which is one of the fastest growing markets, while still intending to provide businesses with a full suite of products and services for software and hardware. To that end PACEL has consolidated its subsidiaries into the pacel software division and has established a new wholly owned subsidiary in Nevada that will be the PEO branch of the company. The existing software products will be modified to meet the needs of businesses and the existing software products for consumer sales will be handled exclusively through the internet.

"Data Protector" our latest technology advancement (patent pending) software product will provide complete file and data security. This new software is designed to guard both the Inner Door (full protection on your PC from existing and new viruses), i.e., the Love Bug, and someone trying to penetrate your PC and by-pass your password, and the Outer Door (full Intruder protection from Internet data collection devices and programs or hackers). Our current goal is to utilize and extend these technologies in the production of derivative products to provide secure Internet connectivity and enhanced desktop security for customers in the small business market places like those established in the PEO marketplace.


                              RESULTS OF OPERATIONS

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues decreased to $435,218 in 2002 compared to $874,091 in 2001. The decrease in revenues is directly attributed to sales generated from Advantage Systems hardware sales. Hardware sales is a very competitive market with very little profit. Advantage's sales were concentrated in one customer which is now using a new supplier. With the loss of this customer we have shut down the California manufacturing site and shifted all manufacturing to the Virginia offices. In addition the sales from Nato contracts fell sharply in the nine months ended September 30, 2002 compared to 2001. We have not received any new

RFP's from Nato for the last quarter of 2002. We had sales for human resource services of $125,500 for the period. The Company is refocusing it's efforts on expanding into the Human resource service markets. We believe that these companies will provide us with distribution channels for our hardware and software packages. The Company continues to believe that the Child Watch software, Data Protector has sales potential if we can obtain adequate financing for the marketing.

Cost of Goods Sold decreased to $403,702 in 2002 compared to $665,275 in 2001. The decrease is directly attributed to the decrease in sales.

Research and Development expenses consist principally of salaries for software developers, outside consulting, related facilities costs, and expenses associated with computer equipment used in software development. Research and development expenses decrease to $254,657 in 2002 compared to $306,806 in 2001. The decrease is attributed the lack of funds available for the development of new and enhanced products. Without adequate financing we may not be able to stay on the cutting edge of technology.

Sales and marketing expenses include salaries and benefits, sales commissions, travel expenses, and related facilities costs for our sales, marketing, customer support, and distribution consultants. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations, and other market development programs. Sales and marketing expenses increased to $218,133 in 2002 compared to $76,227 in 2001. The increase is attributed to focusing more efforts on developing markets for our products and the increase in salaries, and commission expenses related to the sales in Advantage as well as the hiring of additional sales personal.

General  and  administrative   expenses  consist  principally  of  salaries  and
benefits, travel expenses, and related facilities costs for finance and administration, human resources, legal, information services, and executive personnel of PACEL. General and administrative expenses also include outside legal and accounting fees, and expenses associated with computer equipment and software used in the administration of the business. General and administrative expenses increased to $2,053,535 in 2002 compared to $868,833 in 2001. Is attributable to the increase in services and legal fees..

Interest expense and financing cost increased to $122,808 in 2002 Compared to $52,581 in 2001. The increase in interest expense is due the convertible notes not being converted into common stock because of the low price of our common stock. In addition we continue to borrow short term money at high interest rates, instead of obtaining financing from equity.

Net (Loss) from continuing operations

Pacel's net loss before the cumulative effect of an accounting change increased to $2,679,259 in 2002, compared to $1,378,241 in 2001. Pacel's net loss before the cumulative effect of an accounting change increase is due to the decrease in sales, the cost of legal and consulting services being paid in stock, instead of cash, increased interest and financing costs

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues decreased to $118,261 in 2002 compared to $630,397 in 2001. The decrease in revenues is directly attributed to the loss of sales from Advantage Systems and Nato contracts..

Cost of Goods Sold decreased to $90,890 in 2002 compared to $424,460 in 2001. The decrease is directly attributed to the decrease in sales.

Research and Development expenses consist principally of salaries for software developers, outside consulting, related facilities costs, and expenses associated with computer equipment used in software development. Research and development expenses decrease to $21,831 in 2002 compared to $87,521 in 2001. The decrease is attributed to the decrease in staff.

Sales and marketing expenses increased to $11,889 in 2002 compared to $27,939 in 2001. The decrease is attributed to cut backs due to limited cash flow.

General and administrative expenses increased to $383,345 to in 2002 compared to $239,239, in 2001. The increase in administrative expenses is directly related to the increase in services and legal fees.

Interest expense and financing cost increased to $52,500 in 2002 Compared to $29,563 in 2001. The increase in interest expense is due the convertible notes not being converted into common stock because of the low price of our common stock and additional borrowing of short term money at high interest rates.

Net (Loss) from continuing operations

Net loss before the cumulative effect of an accounting change increased to $458,063 in 2002, compared to $372,025 in 2001. Pacel's net loss before the cumulative effect of an accounting change increase is due to the cost of legal and consulting services being paid in stock, instead of cash, increased interest and financing costs.

Liquidity

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net cash used from operating activities for the nine months ended September 30, 2002 and 2001 was $93,569 and $1,095,486 respectively. The use of cash in operating activities for the nine months ended September 30, 2002 resulted primarily from the short fall in sales off set by the reduction in of accounts receivable and the increase in accounts payable and loans from stockholders.

Net cash used in investing activities for the nine months ended September 30, 2002 and 2001 was $0 and $13,856 respectively.

Net cash provided by financing activities for the six months ended September 30, 2002 and 2001 was $49,638 and $1,253,138, respectively. The decrease in financing activities was attributable to repayment of notes payable of $125,362 and our inability to file an Sb-2.

At September 30, 2002, we had $14,110 in cash and cash equivalents compared to $175,247 at September 30, 2001. We will continue to have significant capital requirements due to limited sales projections as well as expected increases in expenditures for sales and marketing. In July 2002 we laid off all non essential administrative staff to reduce our cash requirements until significant sales are projected and we can secure adequate financing.

In April 2002, David Calkins president, director and F. Kay Calkins director of Pacel were granted a noncash option to purchase 100,000,000 shares of the company's common stock in exchange for the a loan made to the company in 1999 amounting to $124,000 and securing and loaning to the Company, a personal line of credit of up to $3,000,000 using the stock as collateral. Our ability to draw on this line is based on the volume of the Common Stock multiplied by the VWAP (volume weighted average price) for the thirty days preceding funding must be a minimum of $75,000. The maximum amount of collateral at any closing may not exceed 4.9% of the issued and outstanding shares of the Company. Loan to value is 35%. The interest rate is prime+2 payable in cash quarterly and financing expense of 9% of the draws. The Company will pay these expenses directly. The terms and conditions set fourth in the agreement we may not be able to meet. To date we have drawn approximately $850,000. Due to the low price of the stock additional proceeds from this line of credit maybe limited. We intend to repay this loan over the next six months.

In September 2002, we entered in an Equity line of credit for $5,000,000 from High Desert Capital at a discount rate of 12% . We can borrow up to $500,000 per month. The line will be used for the acquisition of BeneCorp. , Staff Leasing and working capital. . Restricted stock of 45,000,000 for $180,000 as been until a filing is complete.

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

In October 2002, Pacel, Corp. and NeoTactix have come to an agreement to sever their relationship. Neotactix has was instrumental in bringing Bene Corp. and several other acquisitions to Pacel. To restore each party back to hole Pacel Corp. has released the corporate name and any clients brought by NeoTactix to the organization. In turn NeoTactix has agreed to waive any fees for the BeneCorp or future acquisitions introduced to Pacel, Corp.

In October 2002, we acquired 100% of the assets of Bene Corp. Business Services Inc. a human resource support company, for $720,000 to be paid over the next six months in equal monthly payments of $180,000. We believe that this acquisition will expand the Entremetrix business. We have an agreement with High Desert Capital for funding of this acquisition. In connection with the acquisition we signed two, two year employment agreements with the officers of Bene Corp. for $75,000 per year.

In October 2002, we signed definitive agreement to acquire Staff Leasing Inc. for $2,000,000 paid over the next two years depending upon the retention of clients as well as profitability. We have an agreement with High Desert Capital for the funding of this acquisition.

In September, 2002 FCL a wholly owned subsidiary was discharged from bankruptcy. We have recorded a gain of $426,150 on the write off of the deficit capital account.


In May 31, 2002, we sold our 80% ownership in EB-Store to F Kay Calkins. F. Kay Calkins assumed all of the assets and all of the liabilities of record on May 31, 2002. There is an inter-company receivable of $1,568,815. We have taken a 100% percent reserve against the receivable due to our inability to determine when EB-Store will be able to start repayment if at all. The Company recorded a gain on the sale of $177,817. or $0.0064 per share-diluted and reflected this business as a discontinued operation in September 2002.


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

                               Pacel Corporation
                                ---------------
                                  (Registrant)





Date:    November 14, 2002


                                /s/ David F. Calkins
                                -----------------------------------
                                David F. Calkins, CEO & Chairman

                                 CERTIFICATIONS

     I, David F. Calkins, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Pacel Corp. ;

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

Date: November 14, 2002

 /s/ David F. Calkins
 -----------------------------------
 David F. Calkins
 Chief Executive Officer (or equivalent thereof)



     I, David F. Calkins, certify that:

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

Date: November 14, 2002


/s/ David F. Calkins
 -----------------------------------
 David F. Calkins
Chief Financial Officer (or equivalent thereof)