Form 10KSB
period 2002-12-31
PACEL CORP
filed 2003-05-14
CIK 1044490

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

|X|  Annual report under Section 13 or 13(d) of the  Securities  Exchange Act of
     1934

For the fiscal year ended: December 31, 2002

|_| Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ____________.

Commission File Number:  000-29459

                                Pacel Corporation
                        --------------------------------
                 (Name of small business issuer in its charter)

VIRGINIA                                                 54-1712558
--------------------------------                --------------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification No.)

7900 Sudley Road, Suite 601
Manassas, VA                                            80109
--------------------------------                --------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number (703) 257-4759

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                             Name of each exchange
                                                on which registered
None                                            N/A
--------------------------------                --------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                           COMMON STOCK, NO PAR VALUE
                        -------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for past 90 days.   Yes [X]  No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ending December 31, 2002 were $298,419.

As of May 9, 2003, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant computed by reference to the average bid and asked price of such common equity on that date was 3,514,074. As of May 9, 2003, the issuer had 287,336,868 outstanding shares of Common Stock.

Transitional small business format  Yes [_]    No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

     In 2002, Pacel completed an evaluation of its business model and the potential success in its existing business initiatives. It was determined that the Company should, as part of that review, evaluate other potential business markets that could provide the potential for success. In September 2002, Pacel announced its intention to enter the Professional Employer Organization ("PEO") industry. In addition, the Company plans to provide Administrative Service Organization ("ASO") services. The Company will provide human capital management solutions to small business clients within the United States. Subsequent to December 31, 2002, the Company successfully completed the acquisition of two PEO organizations and one ASO organization and is evaluating additional opportunities with the potential for organic growth in order to secure its position as an industry leader. The Company sees this initiative in these industries as an opportunity to tap into the lucrative small business market in the United States and intends to compliment its activities with information technology services, business consulting and financial services at a future time. The focus of the Company in 2003 and early 2004 will be on its PEO/ASO business unit, integrating is completed and planned acquisitions, developing leading vendor relationships and establishing itself as an industry leader.

     Through its PEO/ASO business unit, the Company will market to its clients, typically small to medium-sized businesses with between five and one hundred employees, a broad range of products and services that provide an outsourced solution for the clients' human resources ("HR") needs. The Company's products and services will initially include benefits administration, payroll administration, governmental compliance, risk management, unemployment administration, and health, welfare and retirement benefits. The Company is currently working to establish the necessary national vendor relationships in order to effectively and competitively provide such services to a broad range of clients.

     By allowing the management of these small to medium size business clients to focus on the "business of business" rather than complicated and time consuming administrative tasks, the Company, in delivering its services, should be well positioned to improve the efficiency of its clients' businesses and enhancing their ability to be profitable in their chosen marketplace. Additionally, such initiatives as improving the ability to attract and retain talent, improving the planning and management of payroll cash flows and managing employment risks should enhance the success of the Company's clients.

     In a PEO relationship, the client transfers certain employment-related risks and liabilities to the Company and retains other risks and liabilities. In this context, the client and the Company are each viewed as and become a "co-employer" of the client's worksite employees. In order to enter into a co-employer relationship, the Company operates as a Professional Employer Organization ("PEO").

As a co-employer, employment-related liabilities are contractually allocated between the Company and the client under a written Professional Services Agreement. Under the Professional Services Agreement, the Company assumes responsibility for and manages the risks associated with each client's worksite employee payroll obligations, including the liability for payment of salaries and wages (including payroll taxes) to each worksite employee and, at the client's option, responsibility for providing group health, welfare and retirement benefits to such individuals. These obligations of the Company are fixed, whether or not the client makes timely payment of the associated service fee. In this regard, it is important to understand that, unlike payroll processing service providers, the Company issues to each of the client's worksite employees, Company payroll checks drawn on the Company bank accounts. The Company also reports and remits all required employment information and taxes to the Internal Revenue Service ("IRS") and issues a Federal Form W-2 to each worksite employee under the appropriate Company FEIN. The Company assumes the responsibility for compliance with those employment-related governmental regulations that can be effectively managed away from the client's worksite. In many cases, the Company provides the employee workers' compensation insurance coverage under the Company's insurance policy. The client may elect, or the workers' compensation carrier may require, to retain its own policy for the management of this risk. In those cases, the Company remains heavily involved with safety and risk management to assist the client in controlling risk and potentially reducing the costs of such coverage. The client contractually retains the general day-to-day responsibility to direct, control, hire, terminate and manage each of the client's worksite employees. The worksite employee services are performed for the exclusive benefit of the client's business. The client also remains responsible for compliance with those employment-related governmental regulations that are more closely related to the day-to-day management of worksite employees.

     In an ASO relationship, the client retains all employment-related risks and
liabilities  and  the  Company  provides   outsourced   solutions  to  meet  the
administrative and HR needs of the client.

     The Company charges its clients a service fee that is designed to yield a profit to the Company and to cover the cost of certain employment-related taxes, workers' compensation insurance coverage and administrative and field services provided by the Company to the client. The component of the service fee related to administration varies according to the size of the client, the amount and frequency of the payroll payments, whether a PEO or an ASO client and the method of delivery of such payments. In a PEO relationship, the component of the service fee related to workers' compensation and unemployment insurance is based, in part, on the client's historical claims experience. In addition, the client may choose to offer certain health, welfare and retirement benefits to its worksite employees. In addition to the service fee and cost of selected benefit plans, billings to each client also include the wages and other employment related taxes of each worksite employee. The gross billings are invoiced at the time of delivery of each periodic payroll delivered to the client.

     Currently, the Company provides workers' compensation insurance coverage for its worksite employees through a variety of vendor arrangements. It's two acquired PEO business units have workers' compensation programs in place for the coverage of their respective worksite employees. The third acquisition is an ASO and, accordingly, offers no workers' compensation coverage, although it may assist the client in the management of its existing carrier relationship. The Company is currently in talks with three carriers in order to secure a national workers' compensation plan for all of its recent and planned PEO acquisitions. Once such a program has been developed, the Company will pay the premiums for this coverage and pass along to its clients some or all of the costs attributable to the coverage for their respective worksite employees. The Company does not act as an insurance company. However, as part of a recent acquisition and in an effort to manage its workers' compensation and benefit programs in 2003, the Company acquired a wholly owned North Carolina based insurance company. The Company does assume certain workers' compensation risk as a result of providing its services.

     The Company has an incentive to minimize its workers' compensation and unemployment tax costs because the Company bears the risk that its actual costs will exceed those billed to clients, and conversely, the Company profits on these components of its service offerings in the event that it effectively manages such costs.


HR Outsourcing Industry

     The HR outsourcing industry began to evolve in the early 1980s, largely in response to the difficulties faced by small to medium-sized businesses in procuring workers' compensation and group health insurance coverage on a cost-effective basis and operating in an increasingly complex legal and regulatory environment. While various service providers, such as payroll processing firms, benefits and safety consultants and temporary staffing firms, were available to assist these businesses with specific tasks, PEOs began to emerge as providers of a more comprehensive outsourcing solution to these burdens. PEOs combined the employees of a large number of clients and leveraged their purchasing power to obtain discounted workers' compensation and group health insurance policies.


     The Company believes that the key factors driving demand for HR outsourcing services are the increasing acceptance in the small to medium-sized business community of outsourcing certain non-core business functions such as those offered by the Company; the size and growth of the small to medium-sized business community in the United States; the increasing complexity of employment-related governmental regulations and the related costs of compliance; the need of businesses to manage the cash expenditures associated with payroll and payroll-related expenses, including workers' compensation insurance; and the need to provide competitive health, welfare and retirement benefits on a cost-effective and convenient basis.

     Another factor affecting the HR outsourcing industry has been the increasing recognition and acceptance by regulatory authorities of PEOs and the co-employer relationship created by PEOs, with the development of licensing or registration requirements at the state level. The National Association of Professional Employer Organizations ("NAPEO"), has worked, along with industry leaders, with the relevant government entities for the establishment of a regulatory framework that would clarify the roles and obligations of the PEO and the client in the "co-employer" relationship. This framework generally imposes financial responsibility on the PEO in order to promote the increased acceptance and further development of the industry.

     Twenty-two states, including states where the Company recent acquisitions have operations, have passed laws that have licensing, registration or other regulatory requirements for PEOs and several states are considering such regulation. Such laws vary from state to state, but generally codify the requirements that the PEO must reserve the right to hire, terminate and discipline worksite employees and secure workers' compensation insurance coverage. In certain instances, the Company delegates or assigns such rights to the client. The laws also generally provide for monitoring the fiscal responsibility of PEOs and, in many cases, the licensure of the controlling officers of the PEO.

     Since the late 1990's, due to changes in the workers' compensation and the group health insurance markets, many PEOs have encountered significant difficulties in obtaining workers' compensation and group health benefit insurance policies. Many PEOs have exited the industry due to the lack of available workers' compensation and group health benefit insurance programs or due to their inability to provide the financing security required by insurance companies in order to obtain insurance coverage. The Company views this continued pressure on the market as providing viable acquisition targets to further support its business development strategy.

     All clients are required to enter into the Company's Professional Services Agreement. The Professional Services Agreement provides for an initial one-year term, subject to termination by the Company or the client at any time upon 30 days prior written notice. After the initial term, the contract may be renewed or terminated. Based on the results of a financial review, the Company may require the owners of client companies to personally guarantee the client's obligations under the Professional Services Agreement.

     The Company retains the ability to terminate the Professional Services Agreement as well as its co-employment relationship with the worksite employees immediately upon non-payment by a client. The Company manages its credit risk through the periodic nature of payroll, client credit checks, owner guarantees, the Company's client selection process and its right to terminate the Professional Services Agreement and the co-employment relationship with the worksite employees.

Competition

     The HR consulting industry is highly fragmented. The primary competition is PEOs, insurance agents, and fee-for-service providers, such as payroll processors and HR consultants. The market for human resource consulting services is expected to become increasingly competitive as larger companies, some of which have greater financial resources than the Company, compete in the market.

     The key competitive factors in the human resource consulting industry are breadth and quality of services, price, reputation, financial stability, and choice, quality and cost of benefits. The Company will seek to compete through its ability to provide a full-service HR solution using a variety of delivery methods best suited to the individual client with an emphasis on leveraging technology.

     The Company believes that some smaller PEOs are exiting the PEO industry due to increased collateral required by providers of workers' compensation and health benefits insurance. In addition, an increase in costs and a lack of available workers' compensation and health benefits insurance programs is impacting these PEOs.

Industry Regulation

     Numerous federal and state laws and regulations relating to employment matters, benefit plans and employment taxes affect the operations of the Company. By entering into a co-employer relationship with its clients, the Company assumes certain obligations and responsibilities as an employer under these laws. Because many of these federal and state laws were enacted before the development of non-traditional employment relationships, such as PEOs, temporary employment and other employment-related outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. In addition, the definition of "employer" under these laws is not uniform.

     Some governmental agencies that regulate employment have developed rules that specifically address issues raised by the relationship among PEOs, clients and worksite employees. Such regulations are relatively new and, therefore, their interpretation and application of these regulations by administrative agencies and Federal and state courts are limited or non-existent. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time. In addition, from time to time, states have considered, and may in the future consider, imposing certain taxes on gross revenues or service fees of the Company and its competitors.

     The Company believes that its operations are currently in compliance in all material respects with applicable Federal and state statutes and regulations.

Employee Benefit Plans

     The Company has begun to offer a 401(k) retirement plan, designed to be a "multiple employer" plan under the Internal Revenue Code of 1986, as amended (the "Code") Section 413(c) by way of a recent acquisition. This plan design enables owners of clients and highly compensated worksite employees, as well as highly compensated internal employees of the Company, to participate. Employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act ("ERISA").

     Employer Status. In order to qualify for favorable tax treatment under the Code, the plans must be established and maintained by an employer for the exclusive benefit of its employees. Generally, an entity is an "employer" of certain workers for federal employment tax purposes if an employment relationship exists between the entity and the workers under the common law test of employment. In addition, the officers of a corporation are deemed to be employees of that corporation for federal employment tax purposes. The common law test of employment, as applied by the Internal Revenue Service ("IRS")
involves an examination of many factors to ascertain whether an employment relationship exists between a worker and a purported employer. Such a test is generally applied to determine whether an individual is an independent contractor or an employee for federal employment tax purposes and not to determine whether each of two or more companies is a "co-employer." Substantial weight is typically given to the question of whether the purported employer has the right to direct and control the details of an individual's work. The courts have provided that the common law employer test applied to determine the existence of an employer-employee relationship for federal employment tax purposes can be different than the common law test applied to determine employer status for other federal tax purposes. In addition, control and supervision have been held to be less important factors when determining employer status for ERISA purposes.

     ERISA Requirements. Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines "employer" as "any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan." ERISA defines the term "employee" as "any individual employed by an employer." The courts have held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA. However, in applying that test, control and supervision are less important for ERISA purposes when determining whether an employer has assumed responsibility for an individual's benefits status. A definitive judicial interpretation of "employer" in the context of a PEO or employee leasing arrangement has not been established.

Federal Employment Taxes

     As an employer, the Company assumes responsibility and liability for the payment of Federal and state employment taxes with respect to wages and salaries paid to worksite employees. There are essentially three types of Federal employment tax obligations:(i) withholding of income tax governed by Code
Section 3401, et seq.; (ii) obligations under the Federal Income Contributions Act ("FICA"), governed by Code Section 3101, et seq.; and (iii) obligations under the Federal Unemployment Tax Act ("FUTA"), governed by Code Section 3101, et seq. Under these Code sections, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.

     Among other employment tax issues related to whether PEOs are employers of worksite employees are issues under the Code provisions applicable to Federal employment taxes. The issue arises as to whether the Company is responsible for payment of employment taxes on wages and salaries paid to such worksite employees. Code Section 3401(d)(1), which applies to Federal income tax withholding requirements, contains an exception to the general common law test applied to determine whether an entity is an "employer" for purposes of Federal income tax withholding. The courts have extended this common law employer exception to apply for both FICA and FUTA tax purposes. Code Section 3401(d)(1) states that if the person for whom services are rendered does not have control of the payment of wages, the "employer" for this purpose is the person having control of the payment of wages. The Treasury Regulations issued under Code
Section 3401(d)(1) state that a third party can be deemed to be the employer of workers under this Section for income tax withholding purposes where the person for whom services are rendered does not have legal control of the payment of wages. Although several courts have examined Code section 3401(d)(1) with regard to PEOs its ultimate scope has not been delineated. Moreover, the IRS has to date relied extensively on the common law test of employment in determining
liability   for  failure  to  comply  with   Federal   income  tax   withholding
requirements.

     Accordingly, while the Company believes that it can assume the withholding obligations for worksite employees, if the Company fails to meet these obligations, the client may be held jointly and severally liable.

State Regulation

     While many states do not explicitly regulate PEOs, 22 states including four states where the Company has offices (Florida, Tennessee, South Carolina and Texas) have passed laws that have licensing, registration or other compliance requirements for PEOs and several states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. The Company holds licenses, is registered or otherwise compliant in the four states in which it currently has business. The Company plans to seek such registration and licensing in the remaining states in the near future. Whether or not a state has licensing, registration or other compliance requirements, the Company faces a number of other state and local regulations that could impact its operations.

     In connection  with the safe harbor  provisions  of the Private  Securities
Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein, in other filings made by the Company with the Securities and Exchange Commission, in press releases or other writings, or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "anticipated," "plans," "intends," "will continue," "estimated," and "projection") are not historical facts and may be forward-looking and, accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following:

     i) volatility of costs of workers' compensation insurance coverage and profits generated from the workers' ( composition component of the Company's service offering under the Company's loss sensitive workers' compensation programs;

     (ii) volatility of state unemployment taxes;

     iii) the uncertainties relating to the collateralization requirements related to as well as availability and ( renewal of the Company's medical benefit plans, general insurance and workers' compensation insurance programs for the worksite employees;

     (iv) uncertainties as to the amount the company will pay to subsidize the costs of medical benefit plans;

     (v) possible adverse application of certain federal and state laws and the possible enactment of unfavorable laws or regulation;

     (vi) litigation and other claims against the Company and its clients including the impact of such claims on the cost, availability and retention of the Company's insurance coverage programs; (vii) impact of competition from existing and new businesses offering human resources outsourcing services;

     (viii) risks associated with expansion into additional markets where the Company does not have a presence or significant market penetration;

     (ix) risks associated with the Company's dependence on key vendors and the ability to obtain or renew benefit contracts and general insurance policies at rates and with retention amounts acceptable to the Company;

     (x) an unfavorable determination by the Internal Revenue Service or Department of Labor regarding the status of the Company as an "employer";

     (xi) the possibility of client attrition due to the Company's decision to increase the price of its services, including medical benefits;

     (xii) risks associated with geographic market concentration;

     (xiii) the financial condition of clients;

     (xiv) the effect of economic conditions in the United States generally on the Company's business;

     (xv) the failure to properly manage growth and successfully integrate acquired companies and operations;

     (xvi) risks associated with providing new service offerings to clients;

     (xvii) the ability to secure outside financing at rates acceptable to the Company;

     (xviii) risks associated with third party claims related to the acts, errors or omissions of the worksite employees; and

     (xix) other factors which are described in further detail in this Annual Report on Form 10-K and in other filings by the Company with the Securities and Exchange Commission.

     The Company cautions that the factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.


Acquisitions

     In April 2003, the Company acquired 100% 2,940 shares of the outstanding stock of Benecorp Business Services Inc. to be accounted for as a purchase. As consideration the Company will pay $300,000 in cash to and issued 200,000 shares of Section 144 restricted Pacel common stock. The Company made a deposit of $96,000 in 2002. In connection with the purchase we signed two one year employment contracts with the officers for $75,000 each.

     In April 2003, the Company purchased up to $100,000,000 of customer contracts from MRG California LLC for 3 times annualized net profit margin on each contract in either cash or free trading stock. In connection with the purchase of the contracts we have signed a one year servicing agreement with MRG to services these contracts until RSG becomes registered as a PEO in the state of California.

     In April 2003, the Company acquired 100% of the stock of Asmara to be accounted for as a purchase. The Company agreed to acquire all of the debts up to $2,000,000. In connection with this purchase the Company signed a two year employment with the officers of Asmara for $150,000. In addition he may be granted options to purchase up to 1,500,000 shares of the Companies common stock for .03 per share. These options will be issued upon the Company reaching certain goals.

Employees

     As of May 9, 2003, Pacel Corp. employed 33 persons on a full time basis. Pacel Corp. supplements full-time employees with subcontractors and part-time individuals, consistent with workload requirements. The Company's continued success depends heavily upon its ability to retain highly qualified and competent personnel.


                       COMPLIANCE WITH ENVIRONMENTAL LAWS

     Company operations do not pollute nor involve discharge of material into the environment. As a result, no expenditure is budgeted or required for environment protection or restoration. Pacel is concerned about protecting the environment and participates in recycling programs.


ITEM 2. DESCRIPTION OF PROPERTY


     The Company maintains its executive offices at 7900 Sudley Road, Suite 601, Manassas, Virginia 20109. The company has a full service lease that is price controlled until November 30, 2003. Its telephone number is (703) 257-4759 and its facsimile number is (703) 361-6706.


ITEM 3. LEGAL PROCEEDINGS

     The Securities and Exchange Commission ("SEC") filed an action in the US federal district court for Norther District of Illinois Case number 03c2182 complaint, alleges inpart ,asserting various violations of securities laws against us. The complaint alleges that defendant Frank Custable "orchestrated" a "scheme" to illegally obtain stock from various companies, including the Company, through

"scam Commission Form S-8 registration statements, forged stock authorization form and at least one bogus attorney opinion letter arranged by Custable." The complaint alleges that , in connection with this alleged "scheme," the Company and its CEO, David Calkins violated Section 17(a) of the Securities Act and
Section 10(b) and Rule 10b-5 of the Exchange Act. The SEC asks that the Company and Calkins be permanently enjoined from future violations, ordered to pay disgorgement and civil penalties and Calkins be barred from continued service as an officer and director. As part of an ex parte proceeding, the District Court has ordered the Company and Calkins to provide an accounting of their assets and the transactions that are the subject of the complaint. The Company has not yet been served with the complaint, and no further proceedings are scheduled at this time.

     We are a defendant in various lawsuits, with vendors from whom we owe monies. We have hired a firm to try and settle our delinquent account payable. These claims are recorded as liabilities at December 31, 2002.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II


ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on over-the-counter Electronic Bulletin Board under the symbol "PACC." On December 31, 2002 there were 186 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of our common stock , for the periods indicated, all of which are adjusted for all stock splits and reverses. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

     The "high" and "low" bid quotations for the Company's Common Stock for each quarterly period for the fiscal years ended December 31, 2001 and December 31, 2002 were as follows:

Calendar Quarter     High Bid Price        Low Bid Price

    2001
    First                   $3.75                $  .93
    Second                   2.70                   .90
    Third                     .60                   .03
    Fourth                    .30                   .063

    2002
    First                  $16.50                $ 2.70
    Second                   3.60                   .60
    Third                     .87                   .15
    Fourth                    .37                   .06

     On December 31, 2002, there were approximately 186 shareholders of record of our Common Stock.

     The Company has paid no cash dividends since its inception. The Company presently intends to retain any future earnings for use in its business and does not presently intend to pay cash dividends in the foreseeable future. Holders of the Common stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available therefore.


RECENT SALES OF UNREGISTERED SECURITIES

     In January and March 2003, in connection with the acquisition of Bene Corp.and MRG California LLC, we issued a total of _43,385,707 unrestricted shares of our Common Stock, No Par Value per share, to The Honor Hedge Fund, LLC., a Nevada limited liability company; Reisco consulting, Inc. a Nevada Corporation; Equities First, LLC a Delaware Limited Liability Company; and MRG California LLC. In addition the Company issued 120,000,000 shares of unrestricted stock to David and F. Kay Calkins in exchange for $600,000 of debts owed to them. However, because they are "Affiliates" of Pacel, Mr. And Mrs. Calkins will be able to re-sell their shares only in compliance with Ryles 144 and 145. These shares were issued pursuant to Section 3 (a) (10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by courts in Nevada and Illinois who specifically determined, prior to declaring that the transactions were exempt under Section 3 (a) (10), that the transactions were fair to the interested parties.


Option Grants

     In April 2002, David Calkins president, director and F. Kay Calkins director of Pacel were granted a noncash option to purchase 100,000,000 shares of the company's common stock in exchange for the a loan made to the company in 1999 amounting to $124,000 and securing and loaning to the Company, a personal line of credit of up to $3,000,000 using the stock as collateral. Our ability to draw on this line is based on the volume of the Common Stock multiplied by the VWAP (volume weighted average price) for the thirty days preceding funding must be a minimum of $75,000. The maximum amount of collateral at any closing may not exceed 4.9% of the issued and outstanding shares of the Company. Loan to value is 35%. The interest rate is prime+2 payable in cash quarterly and financing expense of 9% of the draws. The Company will pay these expenses directly. The terms and conditions set fourth in the agreement we may not be able to meet. To date we have drawn approximately $764,000. Due to the low price of the stock additional proceeds from this line of credit maybe limited. In August 2002, we defaulted on the interest payments. The collateral of the 100,000,000 shares of stock has surrendered.


Issuances of Stock for Services or in Satisfaction of Obligations

     We issued 10,7201,000 shares of No Par Value common stock for various consulting and Legal fees. Included in those share were share issued as payment for rent and early termination of our lease.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Revenues decreased to $298,419 in 2002 compared to $1,491,203 in 2001. The decrease is directly attributed to not receiving any NATO contracts and the loss of our major client, in Advantage systems.

     Cost of Goods Sold decreased to $281,339 compared to $783,204 in 2001. The decrease is directly attributed to the decrease in sales.

     Research and Development expenses consist principally of salaries for software developers, outside consulting, related facilities costs, and expenses associated with computer equipment used in software development. Research and development expenses decreased to $9,121 compared to $443,369 in 2001. Our lack of funding has forced us to cut further research and development on E-Centurion and as well as development of new products and enhancements. The Company believes that research and development activities are crucial to maintaining a competitive edge in markets characterized by rapid rates of technological advancements. Without adequate financing we may not be able to stay on the cutting edge of technology.

     Sales and marketing expenses include salaries and benefits, sales commissions, travel expenses, and related facilities costs for our sales, marketing, customer support, and distribution consultants. Sales and marketing expenses also include the costs of programs aimed at increasing revenue, such as advertising, trade shows, public relations, and other market development programs. Sales and marketing expenses decreased to $218,313 compared to $261,750 in 2001. The decrease is attributed to the lack of sales, decreasing commissions. In addition only limited funding was available for use in sales and marketing.

     General and administrative expenses consist principally of salaries and benefits, travel expenses, and related facilities costs for finance and administration, human resources, legal, information services, and executive personnel . General and administrative expenses also include outside legal and accounting fees, and expenses associated with computer equipment and software used in the administration of the business. General and administrative expenses increased 81.5% to $4,149,052 in 2002 compared to $2,284,891, in 2001. The increase in administrative expenses is directly related $3,108,980 charged on the books for consulting, legal and rent expenses paid in stock instead of cash.

     Interest expense decreased to $141,450 in 2002 Compared to $316,220 in 2001. Interest expense at December 31, 2002 and 2001 included a charge of $50,000 and $232,272 respectively, which resulted from the recognition of debt discount from a beneficial conversion feature embedded in the convertible notes issued in 2002 and 2001. Per Emerging Issues Task Force (EITF) Number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rations", this beneficial conversion feature was assigned an intrinsic value as calculated under the provisions of the EITF, this amount was immediately expensed. The remaining interest expense is interest paid and accrued on the Convertible Notes and Notes payable.

     Financing costs were $235,509 in December 31, 2002 compared to $311,417 in 2001. The costs were related to fees related to obtaining various loans through the year.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used from operating activities for the years ended December 31, 2002 and 2001 was $36,475 and $1,418,591 respectively. The use of cash in operating activities for the year ended December 31, 2002 resulted primarily from the shortfall in sales.

     Net cash used in investing activities for the years ended December 31, 2002 and 2001 was $25,000 and $10,794 respectively. The cash used in investing activities was derived from the repayment of a long term receivable off set by the deposit of an acquisition

     Net cash provided by financing activities for the years ended December 31, 2002 and 2001 was $11,815 and $1,458,957, respectively. The cash provided in financing activities was attributable to repayment of notes payable of $$188,185 offset by convertible notes payable and sale of common stock options.

     On December 31, 2002, we had $8,379 in cash and cash equivalents compared to $65,761 at December 31, 2001. We will continue to have significant capital requirements due to limited sales projections as well as expected increases in expenditures for sales and marketing. By December, 2002 we were down to only essential administrative staff to ensure minimization of our cash usage until significant sales had occurred and we secured adequate financing.

     In April 2002, David Calkins president, director and F. Kay Calkins director of Pacel were granted a noncash option to purchase 100,000,000 shares of the company's common stock in exchange for the a loan made to the company in 1999 amounting to $124,000 and securing and loaning to the Company, a personal line of credit of up to $3,000,000 using the stock as collateral. Our ability to draw on this line is based on the volume of the Common Stock multiplied by the VWAP (volume weighted average price) for the thirty days preceding funding must be a minimum of $75,000. The maximum amount of collateral at any closing may not exceed 4.9% of the issued and outstanding shares of the Company. Loan to value is 35%. The interest rate is prime+2 payable in cash quarterly and financing expense of 9% of the draws. The Company will pay these expenses directly. The terms and conditions set fourth in the agreement we may not be able to meet. To date we have drawn approximately $764,000. Due to the low price of the stock additional proceeds from this line of credit maybe limited. In August, 2002 we defaulted on the interest payments. The collateral of the 100,000,000 shares of stock was surrendered.

     In September 2002, we entered in an Equity line of credit for $10,000,000 from the Honor Hedge Fund and Reisco Hedge Fund through High Desert Capital at a variable discount rate of 12.5% to 50%. We can draw up to $500,000 per month. The line will is being used for the acquisition of BeneCorp. , other acquisitions and working capital. We drew down $465,000 to date and issued 8,885,707 shares of common stock .

     In March,2003, we entered into an Equity line of credit for $10,000,000 from Equities First Inc. at a discount rate of up to 50%. We can draw up to $500,000 per month. The line was being used for the acquisition customer contracts from MRG California, LLC. , other acquisitions and working capital.
We drew down $172,200 and issued 6,000,000 shares of common stock.

     Our cash requirements for funding our operations continue to greatly exceeded cash flows from operations. We continue to satisfy our capital needs through equity financing until we can turn our cash flow around. Our liabilities consist of over extended accounts payable, payroll taxes, loans from officers and officer's compensation. We drew down $172,200 and issued 6,000,000 shares of common stock.

     We continually look for strategic relationships that will enhance our products and services. Currently we have focused our efforts on developing strategic relationships with other organizations associated with the PEO business. The loss of equity financing would seriously hinder our ability to continue as a going concern.

     We expect to continue our investing activities,  including expenditures for
PEO  acquisitions,   including  sales  and  marketing,   product  support,   and
administrative support, as funds become available.

     In December, 2002 , we formed a wholly owned subsidiary, The Resourcing Solutions Group, Inc.(TRSG). The company has started a human resource support company, out of our Manassas, VA offices. In April 2003 we signed an agreement with MRG to purchase up to $100,000,000 of customer contracts at a cost of 3times the annualized net profit margin. We believe that development of this business in conjunction with the acquisitions of other PEO companies will provide us with a direct marketing channel for direct marketing channel for our IT consulting, System Security, hardware and Web based technologies.

     In October 2002, signed an agreement to purchase 100% of the assets of BeneCorp. Business Services Inc. a human resource support company, for $720,000 to be paid over the next six months in equal monthly payments of $180,000. $96,000 was transferred to BeneCorp in 2002. However, due to delays in funding in the implementation of the Section 3) a) 10) reorganization we were unable to make the payments as scheduled. Due to these delays the acquisition contract was renegotiated as a stock purchase, the final closing was in April, 2003. We will assume approximately $1,000,000 in debt. In connection with the BeneCorp acquisition we signed two, employment agreements with the officers of BeneCorp. for $75,000 per year each. We believe that this acquisition will help expand the TRSG business.

     In December 2002, the company also announced a one time dividend of one share of The Resourcing Solutions Group, Inc.( a OTC Non- Reporting company symbol - RESG) for each share shareholder of record of Pacel Corp. stock on December 10, 2002. Due to delays in filings the stock was not actually distributed until April, 2003.

     In April 2003, the Company acquired 100% of the stock of Asmara to be accounted for as a purchase. The Company agreed to acquire all of the debts up to $2,000,000. In connection with this purchase the Company signed a two year employment agreement with the officers of Asmara for $150,000. In addition he may be granted options to purchase up to 1,500,000 shares of the Companies common stock for .03 per share. These options will be issued upon the Company reaching certain goal

Forward Looking Statements

     The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995.

     This Form 10-KSB includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the effect of technological changes; (b) increases in or unexpected losses; (c) increased competition; (d) fluctuations in the costs to operate the business; (e) uninsurable risks; and (f) general economic conditions.


ITEM 7. FINANCIAL STATEMENTS

     The Financial Statements are listed at "Index to Consolidated Financial Statements".

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disputes or disagreements of any nature between the Company or its management and its public auditors with respect to any aspect of accounting or financial disclosure.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                       Age      Position(s) with Company
---------------------      ----     ----------------------------------
David E. Calkins           59       Chairman, President and CEO
F. Kay Calkins             44       Director

     All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. The officers and directors will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

Family Relationships

     David E. Calkins and F. Kay Calkins are husband and wife.

Business Experience

David E. Calkins, President, Chief Executive Officer and Chairman

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

F. Kay Calkins, Director

     F. Kay Calkins is President of EBStor.com, Inc., an Internet and web development company. In her capacity of president, Ms. Calkins is responsible for oversight of all operations of the company. Ms. Calkins is experienced in management of technology companies and has utilized this experience in the start-up and growth of the company. EBStor offers a wide range of Internet and web services including design, web site development, database development, ColdFusion development and hosting.

     Prior to her position with EBStor, Ms. Calkins was Vice President/COO of PACEL Corp. where she oversaw the day-to-day operations of the company and managed the development and deployment of software systems. Ms. Calkins has 15+ years of experience in technology-related companies. Before accepting the positions with PACEL Ms. Calkins was President of CMC Services, a marketing and consulting Virginia based corporation.


ITEM 10. MANAGEMENT REMUNERATION AND TRANSACTIONS

Executive Compensation

                                 Annual      Annual     Annual  LT Comp  LT                All
                                 Comp        Comp       Comp    Rest     Comp     LTIP     Other
Name and Post              Year  Salary (1)  Bonus ($)  Other   Stock    Options  Payouts  (1)
-----------------------    ----  ----------  ---------  ------  -------  -------  -------  ------
David E. Calkins,          2001  $175,000*    0          0         0       0         0       0
Chairman,                  2002  $175,000*    0          0         0     100,000,000**shares 0
President and CEO          2003  $175,000*    0          0    120,000,000***0        0       0
-----------------------

*    = salary accumulated on the books but not paid
** = 100,000,000 stock options provided to pay for prior loans, stock options used to finance co.
*** = 120,000,000 shares paid to Dave and Kay Calkins to repay loan to company as part of 3(a)(10) filing

(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

     The following table sets forth certain information as of May 9, 2003 with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive officer named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of the Company as a group. Under the rules of the Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned. There are no arrangements known to the Company including pledges of securities, which might, at a subsequent date, result in any change of control of the Company.

Name and Address                  Title     Amount and Nature    Percent
      of                           of              of              of
Beneficial Owner                  Class      Beneficial Owner     Class
----------------------------    ---------  -------------------   -------
David & Kay Calkins              Common    60,000,000 shares ea.  21%ea.

All Executive Officers and
Directors as a Group             Common    120,000,000             42%
---------
(1) The address for each of the above is c/o Pacel Corp. 7900 Sudley Rd. Suite 601, Manassas, VA 20109.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On May 31, 2002, the Company completed an agreement to sell E-Bstor an 80% owned subsidiary to F. Kay Calkins a director. The Company recorded a gain on the sale of $177,817. Ms. Calkins assumed all of the assets and liabilities on the books as of May 31, 2002. There is an inter-company receivable of $1,568,815 which we have taken a 100% reserve against, due to our inability to determine when E-Bstor will have adequate cash flow to repay this loan. The Consolidated Financial Statements have been restated, where applicable, to reflect the E-Bstor Discontinued operations. At December 31, 2002 we had a receivable of $16,499 from E-Bstor for rent from June 1, 2002 through November 30,2002.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report

                         Financial Statement Description                   PAGE

  Management's Report                                                         II
  Independent Auditors' Report                                               III
  Consolidated Balance Sheets
     December 31, 2002 and December 31, 2001                                  IV
  Consolidated Statements of Operations
     Years Ended December 31, 2002, and 2001                                   V
  Consolidated Statements of Stockholders' Equity (Deficit)
     December 31, 2002, and 2001                                              VI
  Consolidated Statements of Cash Flows
     Years Ended December 31, 2002,  and 2001                                VII
  Notes to Consolidated Financial Statements                                VIII


Item 14 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                                   SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Pacel Corp.
                                  (Registrant)


Date: May 13, 2003


 By:   /s/ David Calkins
       ---------------------------------
        David Calkins, CEO and President


 By:   /s/ F. Kay Calkins
       ---------------------------------
        F. Kay Calkins, Director


Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.



Signature                                  Title                       Date

By:   /s/ David Calkins
 ---------------------------------
       David Calkins                   CEO and President         May 13, 2003


By:   /s/ F. Kay Calkins
 ---------------------------------
       F. Kay Calkins                  Director                  May 13, 2003

                                  CERTIFICATION

     I, David Calkins, CEO and President, certify that:

1. I have reviewed this annual report on Form 10-KSB of Pacel Corp. for the year ended December 31, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003

/s/David Calkins, CEO and CFO
David Calkins, CEO and CFO

                          INDEPENDENT AUDITORS' REPORT



To The Board of Directors
PACEL Corp.



     We have audited the accompanying consolidated balance sheet of Pacel Corp. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacel Corp. and subsidiaries as of December 31, 2002 and 2001, and results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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

                            /s/Peter C. Cosmas Co., CPAs
                            Peter C. Cosmas Co., CPAs

370 Lexington Ave.
New York, NY 10017
May 2, 2003

                                      II

                          PACEL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                   December 31,      December 31,
                                                                                      2002              2001
                                                                                ------------------ ----------------
                     ASSETS
Current assets:
   Cash and cash equivalents                                                    $            8,379 $         65,761
   Accounts receivable, net of allowance for doubtful
     accounts of $0 and $1,311 respectively                                                      -          324,134
   Inventory                                                                                                 61,306
   Deposit on Benecorp                                                                      96,000
   Other receivables                                                                        16,499           36,684
                                                                                ------------------ ----------------
      Total current assets                                                                 120,878          487,885
                                                                                ------------------ ----------------
Property and equipment, net of accumulated depreciation
of $128,140 and $73,946 respectively                                                        24,961           81,123
                                                                                ------------------ ----------------
Non-current assets:
     Note receivable                                                                             -           71,000
     Goodwill                                                                                    -          407,049
     Security deposits                                                                       3,991           10,122
                                                                                ------------------ ----------------
        Total non-current assets                                                             3,991          488,171
                                                                                ------------------ ----------------
      Total assets                                                              $          149,830 $      1,057,179
                                                                                ================== ================

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                               $      1,353,022 $      1,423,979
   Accrued expense                                                                         234,602          175,511
   Loans payable officers-Stockholders                                                     956,309          143,853
   Notes payable                                                                           873,750        1,007,500
   Notes payable bank                                                                       45,565           50,000
   Net liabilities of discontinued operations                                                    -          236,731
                                                                                ------------------ ----------------
         Total current liabilities                                                       3,463,248        3,037,574
                                                                                ------------------ ----------------

Long Term liabilities:
   Convertible debentures                                                                  409,111          875,479
                                                                                ------------------ ----------------
         Total long term liabilities                                                       409,111          875,479
                                                                                ------------------ ----------------
      Total liabilities                                                                  3,872,359        3,913,053
                                                                                ------------------ ----------------
Minority interest Commitments:
Stockholders' equity (deficit)
Preferred stock, no par value,
   no liquidation value, 5,000,000 shares authorized,
   issued 1,000,000 shares 1997 class A convertible preferred stock                         11,320           11,320
Common stock - no par value,
   200,000,000,000 and 650,000,000 shares authorized in 2002 and 2001, respectively.  21,184,591 and 82,355 shares outstanding in
   2002 and 2001, respectively                                                          10,685,520        6,729,122
   Cumulative currency translation adjustment                                              (18,720)         (11,000)
       Deficit                                                                         (14,400,649)      (9,585,316)
                                                                                ------------------ ----------------
   Total stockholders' equity  (deficit)                                                (3,722,529)      (2,855,874)
                                                                                ------------------ ----------------

   Total liabilities and stockholders' equity                                   $          149,830 $      1,057,179
                                                                                ================== ================

          See accompanying notes to consolidated financial statements.

                                       III

                          PACEL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Year Ended
                                                                     December 31, 2002     December 31, 2001
                                                                   --------------------- ---------------------

 Sales                                                             $             298,419 $           1,491,203
 Direct Cost of Goods Sold                                                       281,339               783,204
                                                                   --------------------- ---------------------
Gross Profit                                                                      17,080               707,999
                                                                   --------------------- ---------------------

Operating costs and expenses:
      Research and development                                                     9,121               443,369
      Depreciation & Amortization                                                 55,618                25,531
      Interest expense                                                           141,450               316,220
      Sales and Marketing                                                        218,313               261,750
      Financing Expenses                                                         235,509               311,417
      General and Administrative                                               4,149,052             2,287,436
                                                                   --------------------- ---------------------

     Total operating costs and expenses                                        4,809,063             3,645,723
                                                                   --------------------- ---------------------

      Other Income                                                                     -                 3,728

     Loss before extraordinary items (including discontinued
        operations and the effect of an accounting change)                    (4,791,983)           (2,933,996)

      Gain on wirte-off of extinguishment of debt                                426,150
   Discontinued operations (Note 3)
       Loss from operations of discontinued E-Bstore business                   (220,268)             (646,550)
       Gain on disposal of E-Bstore business                                     177,817                     -

     Cumulative effect of accounting change                                     (407,049)                    -
                                                                   --------------------- ---------------------

           Net (loss)                                              $          (4,815,333)$          (3,580,546)
                                                                   ===================== =====================

Net  (loss) per common share
     Basic                                                                         (0.33)              (124.18)
     Diluted                                                                       (0.33)              (124.18)
Weighted Average shares outstanding
     Basic                                                                    14,714,561                28,834
     Diluted                                                                  14,714,561                28,834




          See accompanying notes to consolidated financial statements.

                                        IV

                          PACEL CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE TWO YEARS ENDED DECEMBER 31, 2002



                                               Preferred Stock        Common Stock        Retained       Currency        Total
                                                                                          Earnings     Translation    Stockholders
                                           Shares      Amount      Shares     Amount      (Deficit)     Adjustment       Equity
                                          ---------------------------------------------------------------------------------------

Balance, December 31, 2000                 1,000,000 $ 11,320      13,116  $ 5,155,914  $ (6,004,770) $  (10,833)   $    (848,369)
 Issuance of common stock, options and
   warrants net of expenses                                         44,776     584,950                                    584,950
 Issuance of restricted common stock for
    professional services                                            4,561     368,738                                    368,738
 Issuance of restricted common stock
   Held In Escrow                                                    1,852                                                      -
 Issuance of common stock for
   professional services                                            18,050     619,520                                    619,520
 Effect of currency translation                                                                             (167)            (167)
Net loss
                                                                                          (3,580,546)                  (3,580,546)
                                          ---------- -------- ------------ ----------- ------------- ----------- ----------------
Balance, December 31, 2001                 1,000,000   11,320      82,355    6,729,122    (9,585,316)    (11,000)      (2,855,874)

 Issuance of common stock, in
connection with convertible notes
payable                                                          4,797,903     541,418                                    541,418
 Issuance of restricted common stock for
 professional services                                              20,000      36,000                                     36,000
 Exercise of stock options                                       3,333,333     124,000                                    124,000
 Issuance of common stock, options in
 connection with S-8 registrations                              12,951,000   3,244,980                                  3,244,980
 Effect of currency translation                                                                           (7,720)          (7,720)
Net loss                                                                                  (4,815,333)                  (4,815,333)
                                          ---------- -------- ------------ ----------- ------------- ----------- ----------------
Balance, December 31, 2002                 1,000,000 $ 11,320   21,184,591 $10,675,520 $ (14,400,649)$   (18,720)$     (3,732,529)
                                          ========== ======== ============ =========== ============= =========== ================



          See accompanying notes to consolidated financial statements.

                                       V

                          PACEL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       2002          2001
                                                                 -------------- --------------
Cash flows from operating activities:
   Net (loss)                                                    $   (4,815,333)$   (3,580,546)
Adjustments to reconcile net (loss) to net cash
 (used in) provided by operating activities:
   Cumulative effect of accounting change                               407,049
   Depreciation                                                          55,618         25,531
   Provision for Bad Debts                                               (1,311)          (829)
   Other non cash items                                               3,282,972      1,064,741
   Gain on sale of EB-Store                                            (177,817)
Increase (Decrease) in Cash from changes in:
    Accounts receivable                                                 324,134       (325,301)
    Other receivables                                                    20,185         28,076
    Inventory                                                            61,306       (45,816)
    Security deposits                                                     6,131        (1,033)
    Prepaid expenses                                                          0          2,469
    Accounts payable                                                    (70,956)     1,104,655
    Accrued expense                                                      59,091        112,517
    Loans Payable Officers-Stockholders                                 812,457        196,945
                                                                 -------------- --------------
 Net cash (used in) operating activities                                (36,475)    (1,418,591)
                                                                 -------------- --------------

Cash flows from investing activities:
    Deposit on Acquisition                                              (96,000)
    Purchase of property and equipment                                        -        (10,794)
    Notes Receivable                                                     71,000              -
                                                                 -------------- --------------

       Net cash used in investing activities                            (25,000)       (10,794)
                                                                 -------------- --------------

Cash flows from financing activities:
   Repayment of loans payable                                          (188,185)
   Notes payable convertible debenture                                                 777,985
   Notes payable                                                         50,000        350,000
   Proceeds from sale of common stock options                           150,000        330,972
                                                                 -------------- --------------

   Net cash provided by financing activities                             11,815      1,458,957
                                                                 -------------- --------------
Effect of exchange rates on cash                                         (7,720)          (167)
                                                                 -------------- --------------

Net increase (Decrease) in cash and cash equivalents                    (57,380)        29,405

Cash and cash equivalents at beginning of year                           65,761         36,356
                                                                 -------------- --------------

Cash and cash equivalents at end of period                       $        8,379 $       65,761
                                                                 ============== ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
     Cash paid for interest                                               8,092          2,380
                                                                 ============== ==============



          See accompanying notes to consolidated financial statements.

                                       VI

                           PACEL CORP. AND SUBSIDARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                           DECEMBER 31, 2002 AND 2001


1.   Summary of Significant Accounting Policies:

     a)   Nature of the business

     PACEL Corp. (the "Company") was incorporated on May 3, 1994 under the laws of the State of Virginia. In September 2002, The Company announced its intention to enter the Professional Employer organization (PEO) industry. The Company will also provide Administrative Services along with its technology services, and business consulting. In December 2002, the Company formed a wholly owned subsidiary The Resourcing Solutions Group Inc. to acquire and run the PEO companies.

     The sales in 2002 were derived from computer hardware, software sales and consulting services.


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


                                      VII

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

                                       VIII

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

                                       IX

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


     p)   Basis of Financial Statement Presentation

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated minimal revenues since inception to December 31, 2002. These factors indicate that the Company's continuation, as a going concern is dependent upon its ability to obtain adequate financing


     q)   Impact of Recently Issued Accounting Standards

     The financial Accounting Standards Board (FASB) recently issued SFAS 141, "Business Combinations," SFAS 142, "Goodwill and Intangible Assets," SFAS143, "Accounting for Asset Retirement obligations" and SFAS 144, "Accounting for the impairment or Disposal of Long -Lived Assets."

     SFAS 141 requires companies to account for acquisitions entered into after June 30,2001 using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be recorded separately from goodwill. Statement 142 sets forth the accounting for goodwill and intangible assets after the completion of a business acquisition and for goodwill and intangible assets already recorded. We are no longer amortizing good will beginning January 1, 2002. Rather, goodwill will be tested for impairment by comparing the asset's fair value to its carrying value. The Company has adopted Statement 142 on January 1, 2002.

                                       X

     SFAS 143 requires the fair value of a liability for asset retirement obligations to be recorded in the period in which it is incurred. The statement applies to a company's legal or contractual obligation associated with the retirement of a tangible long-lived asset that resulted from the acquisition, construction or development through the normal operation of a long-lived asset. The statement was adopted by the Company on January 1, 2003.

     SFAS 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a consistent method to value long-lived assets to be disposed of. New criteria must be met to classify the asset as a asset held-for-sale. This statement also changes the rules for reporting the effects of a disposal of a segment of a business. This statement was adopted January 1, 2002.


2)   Business Combinations:

     On September 4, 2001 PLRP Acquisitions Corp. a wholly owned subsidiary acquired all of the outstanding stock, 90,000 shares of Advantage Systems Inc. a wholly owned subsidiary of Advantage Technologies for $70,000 and assumption of $739,523 of debt. The acquisition was accounted for as a purchase under Accounting Principles Board opinion No. 16 (APB no. 16). In accordance with APB No. 16, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. Good will resulting from the purchase of $401,107 was written off in March 2002. In September 2002 the Company discontinued the manufacturing and sales of computer hardware in California.


3)   Discontinued Operations

     On May 31, 2002, the Company completed an agreement to sell E-Bstor an 80% owned subsidiary to F. Kay Calkins a director. The Company recorded a gain on the sale of $177,817. Ms. Calkins assumed all of the assets and liabilities on the books as of May 31, 2002. There is an inter-company receivable of $1,568,815 which we have taken a 100% reserve against, due to our inability to determine when E-Bstor will have adequate cash flow to repay this loan. The Consolidated Financial Statements have been restated, where applicable, to reflect the E-Bstor Discontinued operations.

     In September 2002, the Company discontinued operations relating to the manufacturing and sales of computer hardware. The Consolidated Financial Statements have been restated, where applicable, to reflect this.

                                      XI

4)   Property and Equipment:

     Property and equipment consist of the following:

                                                        December 31,
                                                      2002         2001
                                                    --------     --------
         Computers and office Equipment              153,101     $155,069
         Less accumulated depreciation               128,140       73,946
                                                    --------     --------
                                                    $ 24,961     $ 81,123
                                                    --------     --------


5)   Notes Receivable

     The company extended a long-term note to CTM Automated Systems, Inc. in the amount of $75,000 at an interest rate of 5.25% payable monthly with a balloon payment October 2002. 1,000 shares of CTM stock collateralize the loan. The balance of the loan $71,000 was paid in November 2002.

6)   Notes Payable

     a)   Note payable bank

     The Company borrowed $50,000 from the bank in the form of 5 year term note due February 20,2007 at an interest rate of 8.5%. The balance at December 31, 2002 and 2001 was$45,565 and $50,000 respectively.


     b)   Notes payable - Other

     The Company has issued five short term notes payable amounting to $873,750 that bear an interest rate of 9% and was due 180 days from the approval of a $5,000,000 SB-2 filing. See subsequent events for details. At December 31, 2002 these notes are in default. We were unable to secure an SB-2 filing to satisfy these notes. We are working with the note holders to remedy the payment of these loans through working capital of possible conversion into stock.


     c)   Convertible Notes payable

     The Company had convertible notes of $409,111 and $875,479 at December 31, 2002 and 2001 respectively. The notes bear interest rates of 8%-11%. The conversion price of the debentures ranges from 70% to 40% of the average of the 5 trading days prior to conversion.

                                      XII

     Under the terms of the warrant agreements, the exercise price of the warrants and the number of shares purchasable with each warrant are adjusted when converted. On the conversion date, the exercise price of the warrant is 70%-40% of the average market price of the stock for the five days prior to conversion. Per Emerging Issues Task Force (EITF) Number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", this beneficial conversion feature was assigned an intrinsic value of $50,000 and $232,272 have been recorded as of December 31, 2002 and 2001 respectively , as calculated under the provisions of the EITF. This amount was immediately expensed, at the time the Company signed the Agreement.


7)   Income Taxes

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2002 and 2001 the Company had no material current tax liability, deferred tax assets, or liabilities respectively. The Company has available a net operating loss carry forward of approximately $12 million for tax purposes to offset future taxable income. The net operating loss carryforwards expire in 2012-2020.

8)   Earning (Loss) Per Share:

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

                                      XIII

     The weighted average number of shares used to compute basic earnings (loss) per share was 14,714,561 and 28,834 at December 31, 2002 and 2001 respectively.


9)   Commitments and Contingencies:

     Operating Leases

     Future annual minimum lease payments under all non-cancelable operating leases as of December 31, 2002 are as follows:

                                       2003   $  23,947
                                       2004         -0-
                                       2005         -0-
                                       2006         -0-
                                              ---------
       Total Minimum Lease Payments           $  23,947


     Rent expense for December 31, 2002 and 2001was $109,789 and $97,871 respectively

10)  Stockholders' Equity:

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

                                       XIV

     b)   Common Stock:

     The authorized common stock of the Company consists of 200 billion and 650,000,000 shares at December 31, 2002 and 2001 respectively without par value.

     On November , 2002 by written consent of the majority of stockholders, the Company, adopted an amendment to the Corporations' Certificate of Incorporation to increase the number of authorized shares of common stock, from 650 million to 200 billion shares

     On November 7, 2001, the shareholders of the Company approved an increase to the authorized number of shares of common stock from 150 million to 650 million shares, on December 5, 2001; the Board of Directors approved the increase.

     On March 2003, the Company effected a one -for-thirty reverse split restating the number of common shares a of December 31, 2002 from 635,537,735 to 21,184,591. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.

     On April 5, 2002 the Company effected a one-for-one hundred reverse split restating the number of common shares as of December 31, 2001 from 247, 064, 347 and December 31, 2000 from 39,348,486 to 393,485. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.

     On December 10, 2002, the company issued a one time stock dividend of one share of The Resourcing Solutions Group, Inc.( a OTC Non- Reporting company symbol - RESG) for each share of record of Pacel Corp. stock on December 10, 2002. We issued 478,037,735 shares of Resourcing Solutions Group common stock no par value stock representing 24 %. These shares had no value at December 31, 2002.


11)  Related Party Transactions:

     a)   Officers Loans

     The Company recorded a liability to David and F. Kay Calkins in the amount of $1,080,309 and $259,686 at December 31,2002 and 2001 respectively, for accrued payroll, loans and unreimbersed business expenses.


     b)   Employment Agreements

     In 2000 the Company entered into a three year employment agreements with David Calkins. At base salaries of $175,000 per year respectively, effective January 1, 2001 and are eligible for retroactive increases based on earnings per share of the Company.

                                      XV

12)  Common Stock Options and Warrants

     In April 2002, David Calkins president, director and F. Kay Calkins director of Pacel were granted a noncash option to purchase 100,000,000 shares of the company's common stock in exchange for the a loan made to the company in 1999 amounting to $124,000 and securing and loaning to the Company, a personal line of credit of up to $3,000,000 using the stock as collateral. Our ability to draw on this line is based on the volume of the Common Stock multiplied by the VWAP (volume weighted average price) for the thirty days preceding funding must be a minimum of $75,000. The maximum amount of collateral at any closing may not exceed 4.9% of the issued and outstanding shares of the Company. Loan to value is 35%. The interest rate is prime+2 payable in cash quarterly and financing expense of 9% of the draws. The Company will pay these expenses directly. The terms and conditions set fourth in the agreement we may not be able to meet. To date we have drawn approximately $764,000. Due to the low price of the stock additional proceeds from this line of credit maybe limited. In August 2002, we defaulted on the interest payments. The collateral of the 100,000,000 shares of stock has surrendered.


13)  Business and Credit Concentrations:

     The amount reported in the financial statements for cash, trade accounts receivable and investments approximates fair market value. Because the difference between cost and the lower of cost or market is immaterial, no adjustment has been recognized and investments are recorded at cost. Financial instruments that potentially subject the company to credit risk consist principally of trade receivables. Collateral is generally not required

14)  Comprehensive Income:

     At December 31, 2002 and 2001 net income and comprehensive income were the same.


15)  Subsequent Events

     a. On March 17, 2003, the Company effected a one -for-thirty reverse split restating the number of common shares a of December 31, 2002 from 635,537,735 to 21,184,591. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.

     b. In January and March 2003, in connection with the acquisition of Bene Corp.and MRG California LLC, we issued a total of 49,385,707 unrestricted shares of our Common Stock, No Par Value per share, to The Honor Hedge Fund, LLC., a Nevada limited liability company; Reisco consulting, Inc. a Nevada Corporation; Equities First, LLC a Delaware Limited Liability Company; and MRG California LLC. In addition the Company issued 120,000,000 shares of unrestricted stock to David and F. Kay Calkins in exchange for

                                      XVI

     $600,000 of debts owed to them. However, because they are "Affiliates" of Pacel, Mr. And Mrs. Calkins will be able to re-sell their shares only in compliance with Rules 144 and 145. These shares were issued pursuant to
     Section 3 (a) (10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by courts in Nevada and Illinois who specifically determined, prior to declaring that the transactions were exempt under Section 3 (a) (10), that the transactions were fair to the interested parties.

     c. In April 2003, the Company acquired 100% 2,940 shares of the outstanding stock of Benecorp Business Services Inc. to be accounted for as a purchase. The Company will assume approximately $1,000,000 of debt in connection with this purchase. As consideration the Company will pay $300,000 in cash to and issued 200,000 shares of Section 144 restricted Pacel common stock. The Company made a deposit of $96,0000 in 2002. In connection with the purchase we signed two one year employment contracts with the officers for $75,000 each.

     d. In April 2003, the Company purchased up to $100,000,000 of customer contracts from MRG California LLC for 3 times annualized net profit margin on each contract in either cash or free trading stock. We have issued 34,500,000 shares of the Companies free trading stock. In connection with the purchase of the contracts we have signed a one year servicing agreement with MRG to services these contracts until RSG becomes registered as a PEO in the state of California.

     e. In April 2003, the Company acquired 100% of the stock of Asmara to be accounted for as a purchase. The Company agreed to acquire all of the debts up to $2,000,000. In connection with this purchase the Company signed a two year employment with the officers of Asmara for $150,000. In addition he may be granted options to purchase up to 1,500,000 shares of the Companies common stock for .03 per share. These options will be issued upon the Company reaching certain goal.

     f. The Securities and Exchange Commission ("SEC") filed an action in the US federal district court for Norther District of Illinois Case number 03c2182 complaint, alleges inpart,asserting various violations of securities laws against us. The federal district court asserting various violations of securities laws against us. The complaint alleges that defendant Frank Custable "orchestrated" a "scheme" to illegally obtain stock from various companies, including the Company , through "scam Commission Form S-8 registration statements, forged stock authorization form and at least one bogus attorney opinion letter arranged by Custable." The complaint alleges that , in connection with this alleged "scheme," the Company and its CEO, David Calkins violated Section 17(a) of the Securities Act and Section 10(b) and Rule 10b-5 of the Exchange Act. The SEC asks that the Company and Calkins be permanently enjoined from future violations, ordered to pay disgorgement and civil penalties and Calkins be barred from continued service as an office and director. As part of an ex parte proceeding, the District Court has ordered the Company and Calkins to provide an accounting of their assets and the transactions that are the subject of the complaint. The Company has not yet been served with the complaint, and no further proceedings are scheduled at this time.



                                     XVIII