Form 10QSB
period 2003-03-31
PACEL CORP
filed 2003-05-20
CIK 1044490

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission File Number: 0-29459

                                   PACEL CORP.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

VIRGINIA                                                54-1712558
----------------------------------              --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization                           Identification Number)


7900 Sudley Road, SUITE 601
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

As of May 19, 2002, there were 304,804,510 shares of the Registrant's common stock outstanding.

                          PACEL CORP. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION (unaudited)

Item 1. Index to Consolidated Condensed Financial Statements
        Condensed Consolidated Balance Sheets                               F-2
        Consolidated Condensed Statements of Income of Operations           F-3
        Consolidated Statements of Cash Flows                               F-4
        Notes to Consolidated Condensed Financial Statements                F-5

Item 2. Management's Discussion and Analysis of Financial Results of Operations

Item 3. Controls and Procedures                                              10

PART II.      OTHER INFORMATION

Item 1. Legal Proceedings                                                    11

Item 2. Changes in Securities                                                11

Item 3. Defaults upon Senior Securities                                      11

Item 4. Submission of Matters to Vote of Security Holders                    11

Item 5. Other Information                                                    11

Item 6. Exhibits and Reports                                                 11

Item 7. Signatures                                                           12

                          PACEL CORP. AND SUBSIDIARIES
                                  Balance Sheet


                                                                                   March 31,      December 31,
                                                                                      2003            2002
                                                                                ---------------- --------------
                                                                                    Unaudited        Audited
                                ASSETS
Current assets:
   Cash and cash equivalents                                                    $        211,545 $        8,379
   Accounts receivable, net of allowance for doubtful accounts of $0
       and $1,311 respectively                                                                 -              -
   Inventory                                                                                                  -
   Deposit on Benecorp                                                                    96,000         96,000
   Other receivables                                                                      46,164         16,499
      Total current assets                                                               353,709        120,878
                                                                                ---------------- --------------
Property and equipment, net of accumulated depreciation
      of $129,388 and $73,946 respectively                                                23,713         24,961
                                                                                ---------------- --------------
Non-current assets:
     Note receivable                                                                           -              -
     Goodwill                                                                                  -              -
     Security deposits                                                                     3,991          3,991
                                                                                ---------------- --------------
        Total non-current assets                                                           3,991          3,991
      Total assets                                                              $        381,413 $      149,830
                                                                                ================ ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                             $      1,299,519 $    1,353,022
   Accrued expense                                                                       259,381        234,602
   Loans payable officers-Stockholders                                                 1,006,839        956,309
   Notes payable                                                                         873,750        873,750
   Notes payable bank                                                                     35,437         45,565
                                                                                ---------------- --------------
         Total current liabilities                                                     3,474,926      3,463,248

Long Term liabilities:
   Convertible debentures                                                                287,618        409,111
                                                                                ---------------- --------------
         Total long term liabilities                                                     287,618        409,111
      Total liabilities                                                                3,762,544      3,872,359
                                                                                ---------------- --------------

Minority interest Commitments:

Stockholders' equity (deficit)
Preferred stock, no par value, no liquidation value, 5,000,000 shares authorized, issued 1,000,000 shares 1997 class A convertible
 preferred stock                                                                          11,320         11,320
Common stock - no par value, 200,000,000,000 and 650,000,000 shares authorized in 2003 and 2002, respectively. 119,791,243 and 21,184,591
shares outstanding  in 2003 and 2002, respectively                                    11,365,769     10,685,520

   Cumulative currency translation adjustment                                            (18,720)       (18,720)
       Deficit                                                                       (14,739,501)   (14,400,649)
   Total stockholders' equity  (deficit)                                              (3,381,132)    (3,722,529)
   Total liabilities and stockholders' equity                                   $        381,413 $      149,830
                                                                                ================ ==============


          See accompanying notes to consolidated financial statements.

                                  Pacel Corp.
                Consolidated Statements of Income of Operations
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                 March 31, 2003    March 31, 2002
                                                                                ----------------  ---------------

 Sales                                                                          $            583  $       205,989
 Cost of Goods Sold                                                                            0          185,310
Gross Profit                                                                                 583           20,679
                                                                                ----------------  ---------------

Operating costs and expenses:
      Research and development                                                                 0          103,371
      Depreciation & Amortization                                                          1,248            3,750
      Interest expense                                                                    27,556           35,295
      Sales and Marketing                                                                  1,014           58,879
      Financing Expenses                                                                       -            3,500
      General and Administrative                                                         309,615        1,112,138
                                                                                ----------------  ---------------
     Total operating costs and expenses                                                  339,434        1,316,933
                                                                                ----------------  ---------------

     Loss before extraordinary items ( including discontinued
        operations and the effect of an accounting change)                              (338,852)      (1,296,254)

      Gain on write-off of extinguishment of debt
   Discontinued operations (Note 3)
       Loss from operations of discontinued
            E-Bstore business                                                                            (131,992)
       Gain on disposal of E-Bstore business                                                                    -

     Cumulative effect of accounting change                                                              (407,049)
                                                                                ----------------  ---------------
           Net (loss)                                                           $       (338,852) $    (1,835,295)
                                                                                ================  ===============

Net  (loss) per common share
     Basic                                                                                 (0.01)          (63.65)
     Diluted                                                                               (0.01)          (63.65)
                                                                                ================  ===============
Weighted Average shares outstanding
     Basic                                                                            27,296,056           28,834
     Diluted                                                                          27,296,056           28,834
                                                                                ================  ===============


          See accompanying notes to consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                            Statements of Cash Flows
                                   (Unaudited)

                                                                       Three Months Ended
                                                                     March 31,    March 31,
                                                                       2003         2002
                                                                  ------------  ------------
Cash flows from operating activities:
   Net (loss)                                                     $   (338,852) $ (1,835,295)
Adjustments to reconcile net (loss) to net cash
 (used in) provided by operating activities:
   Cumulative effect of accounting change                                            407,049
   Depreciation                                                          1,248         3,750
   Provision for Bad Debts                                                                 0
   Other non cash items                                                 66,332       835,500
   Gain on sale of EB-Store                                                  0
Increase (Decrease) in Cash from changes in:
    Accounts receivable                                                      0       218,741
    Other receivables                                                  (29,665)        2,270
    Inventory                                                                0             4
    Security deposits                                                        0       (15,237)
    Prepaid expenses                                                         0             0
    Accounts payable                                                   (53,503)      147,603
    Accrued expense                                                     24,779       112,191
    Loans Payable Officers-Stockholders                                 50,530        19,550
 Net cash (used in) operating activities                              (279,131)     (103,874)
                                                                  ------------  ------------

Cash flows from financing activities:
   Repayment of loans payable                                           (10,128)     (125,362)
   Notes payable convertible debenture                                                 25,000
   Notes payable                                                                            0
   Proceeds from sale of common stock options                           492,425       150,000
                                                                  ------------- -------------

   Net cash provided by financing activities                            482,297        49,638
Effect of exchange rates on cash                                              -        (1,000)
                                                                  ------------- -------------

Net increase (Decrease) in cash and cash equivalents                    203,166       (55,236)

Cash and cash equivalents at beginning of year                            8,379        65,761
                                                                  ------------- -------------

Cash and cash equivalents at end of period                        $     211,545 $      10,525
                                                                  ============= =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest                                               2,777         2,380
                                                                  ------------- -------------



          See accompanying notes to consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED
                                 March 31, 2003


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

These interim statements should be read in conjunction with the audited December 31, 2002 consolidated financial statements and related notes included in the Company's year ended certified financial statements. The results of operations for the periods ended March 31, 2003 are not necessarily indicative of the operating results for the year. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for any interim period are not necessarily indicative of the results for the full year.

2. Related Party Transactions

The Company purchased $30,000 of internet services from E-BStor owned by F. Kay Calkins a director and the wife of David Calkins CEO/President. In addition we advanced them an additional $30,000 for work not completed. The Company has a receivable of $46,164 which consist of a receivable for rent and the advanced payament.

3.   Subsequent events

     a. On March 17, 2003, the Company effected a one-for-thirty reverse split restating the number of common shares as of December 31, 2002 from 635,537,735 to 21,184,591. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.

     b. In January and March 2003, in connection with our acquisition of MRG California LLC, we issued a total of 49,385,707 unrestricted shares of our Common Stock, No Par Value per share, to The Honor Hedge Fund, LLC., a Nevada limited liability company; Reisco consulting, Inc. a Nevada Corporation; Equities First, LLC a Delaware Limited Liability Company; and MRG California LLC. In addition the Company issued 120,000,000 shares of unrestricted stock to David and F. Kay Calkins in exchange for $600,000 of debts owed to them. However, because they are "Affiliates" of Pacel, Mr. And Mrs. Calkins will be able to re-sell their shares only in compliance with Rules 144 and

          145. These shares were issued pursuant to Section 3 (a) (10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by courts in Nevada and Illinois who specifically determined, prior to declaring that the transactions were exempt under Section 3 (a) (10), that the transactions were fair to the interested parties. All shares have been adjusted for the 30 to 1 reverse.

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

     d. In April 2003, the Company purchased up to $100,000,000 of customer contracts from MRG California LLC for 3 times annualized net profit margin on each contract in either cash or free trading stock. We have issued 34,500,000 shares of the Company's free trading stock. In connection with the purchase of the contracts we have signed a one year servicing agreement with MRG to services these contracts until RSG becomes registered as a PEO in the state of California.

     e. In April 2003, the Company acquired 100% of the stock of Asmara to be accounted for as a purchase. The Company agreed to acquire all of the debts up to $2,000,000. In connection with this purchase the Company signed a two year employment contract with an officer of Asmara for $150,000. In addition he may be granted options to purchase up to 1,500,000 shares of the Company's common stock for .03 per share. These options will be issued upon the Company reaching certain goals.

     f. The Securities and Exchange Commission ("SEC") filed an action in federal district court asserting various violations of securities laws against us. The complaint alleges that defendant Frank Custable "orchestrated" a "scheme" to illegally obtain stock from various companies, including the Company , through "scam Commission Form S-8 registration statements, forged stock authorization form and at least one bogus attorney opinion letter arranged by Custable." The complaint alleges that , in connection with this alleged "scheme," the Company and its CEO, David Calkins violated Section 17(a) of the Securities Act and Section 10(b) and Rule 10b-5 of the Exchange Act. The SEC asks that the Company and Calkins be permanently enjoined from future violations, ordered to pay disgorgement and civil penalties and Calkins be barred from continued service as an office and director. As part of an ex parte proceeding, the District Court has ordered the Company and Calkins to provide an accounting of their assets and the transactions that are the subject of the complaint. The Company has not yet been served with the complaint, and no further proceedings are scheduled at this time.

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

In 2002, Pacel completed an evaluation of its business model and the potential success in its existing business initiatives. It was determined that the Company should, as part of that review, evaluate other potential business markets that could provide the potential for success. In September 2002, Pacel announced its intention to enter the Professional Employer Organization ("PEO") industry. In addition, the Company plans to provide Administrative Service Organization ("ASO") services. The Company will provide human capital management solutions to small business clients within the United States. Subsequent to March 31, 2003, the Company successfully completed the acquisition of two PEO organizations and one ASO organization and is evaluating additional opportunities with the potential for organic growth in order to secure its position as an industry leader. The Company sees this initiative in these industries as an opportunity to tap into the lucrative small business market in the United States and intends to compliment its activities with information technology services, business consulting and financial services at a future time.

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

Three Months ended March 31, 2003 compared to the Three Months ended March 31, 2002

Sales for the three months ended March 31, 2003 decreased to $583 compared to sales of $205,989 for the three months ended March 31, 2002. The Company's revenue in 2003 was predominantly derived from the sale of retail software products. We were not actively selling our products due to resources being devoted to the development of our PEO business.

Cost of Goods sold decreased to $-0- in the three months ended March 31, 2003 compared to $185,310 in the corresponding three months ended March 31, 2002. The decrease in the cost of goods sold was directly related to the decrease in sales.

Research & Development expenses decreased to $-0- in the three months ended March 31, 2003 as compared to $103,371 in the comparable three months ended March 31, 2002. The decrease in research and development expenses during the first three months of 2003 reflects the elimination of in the development staff for new software products.

General & Administrative expenses decreased to $309,615 in the three months ended March 31, 2003, compared to $1,112,138 in the three months ended March 31, 2002. The Company has significantly reduced its operating requirements. Until we finished the planned acquisitions only we have let all nonessential administrative staff go. We have moved to a new facility reducing our rent by 66%.

Depreciation expenses decreased to $1,248 in the three months ended March 31, 2003, compared to $3,750 in the three months ended March 31, 2002.

Interest Expense is interest paid and accrued on the Convertible Notes, Notes payable and the interest due for the loan from a stockholder. Interest amounted to $27,556 in the three months ended March 31, 2003 compared to $35,295 in the three months ended March 31, 2002.

Finance Expense in the first three months ended March 31, 2003 was $-0- compared to $3,500 in the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents increased to $211,545 for the three months ended March 31, 2003 from $10,523 at March 31, 2002. Net cash used for operating activities was $279,131 during the three month ended March 31, 2003 compared to $103,874 in the corresponding three months ended March 31, 2002. Cash used in operating activities was derived from the net loss increases in other receivables, and a decrease in accounts payable off set by an increase in accrued expenses and officers loans.

Net cash provided by financing activities in the three months ended March 31, 2003 amounted to $482,297 compared to $49,638 in the corresponding three months ended March 31, 2002. This was directly related to the issuance of common stock relating to the two lines of credit that we sign.

In September 2002, we entered in an Equity line of credit for $10,000,000 from the Honor Hedge Fund and Reisco Hedge Fund through High Desert Capital at a variable discount rate of 12.5% to 50%. We can draw up to $500,000 per month. The line will is being used for the acquisition of BeneCorp., other acquisitions and working capital. We drew down $465,000 to date and issued 8,885,707 shares of common stock.

In March 2003, we entered into an Equity line of credit for $10,000,000 from Equities First Inc. at a discount rate of up to 50%. We can draw up to $500,000 per month. The line was being used for the acquisition customer contracts from MRG California, LLC., other acquisitions and working capital. We drew down $172,200 and issued 6,000,000 shares of common stock.

In April 2003 we signed an agreement with MRG to purchase up to $100,000,000 of customer contracts at a cost of 3times the annualized net profit margin. We believe that development of this business in conjunction with the acquisitions of other PEO companies will provide us with a direct marketing channel for our IT consulting, System Security, hardware and Web based technologies.

In October 2002, we signed an agreement to purchase 100% of the assets of BeneCorp. Business Services Inc. a human resource support company, for $720,000 to be paid over the next six months in equal monthly payments of $180,000. $96,000 was transferred to BeneCorp in 2002. However, due to delays in funding in the implementation of the Section 3(a)(10) reorganization we were unable to make the payments as scheduled. Due to these delays the acquisition contract was renegotiated as a stock purchase, the final closing was in April, 2003. We will assume approximately $1,000,000 in debt. In connection with the BeneCorp acquisition we signed two, employment agreements with the officers of BeneCorp. for $75,000 per year each. We believe that this acquisition will help expand the TRSG business. We have filed an 8K, an amended filing is being prepared to include the audited financial statements are being prepared along with the pro-forma financial states

In April 2003, the Company acquired 100% of the stock of Asmara to be accounted for as a purchase. The Company agreed to acquire all of the debts up to $2,000,000. In connection with this purchase the Company signed a two year employment contract with an officer of Asmara for $150,000. In addition he may be granted options to purchase up to 1,500,000 shares of the Companies common stock for .03 per share. These options will be issued upon the Company reaching certain goals.

The Company purchased $30,000 of internet services from E-BStor owned by F. Kay Calkins a director and the wife of David Calkins CEO/President. In addition we advanced them an additional $30,000 for work not completed. The Company has a receivable of $46,164 which consist of a receivable for rent and the advanced payament.

We have filed an 8K for the acquisition of BeneCorp and Asmara, an amended filing is being prepared to include the audited financial statements along with the pro-forma financial statements.

Our cash requirements for funding our operations continue to greatly exceeded cash flows from operations. We continue to satisfy our capital needs through equity financing and short-term loans for from David and F. Kay Calkins Officer and shareholder, until we can turn our cash flow around. Our liabilities consist of over extended accounts payable, payroll taxes, loans from officers and accrued officer's compensation and interest expense.

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

This Form 10-QSB includes forward-looking statements relating to the business of Pacel. Forward-looking statements contained herein or in other statements made by Pacel are made based on management's expectations and beliefs concerning future events impacting Pacel and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the effect of technological changes; (b) increases in or unexpected losses; (c) increased competition; (d) fluctuations in the costs to operate the business; (e) uninsurable risks; and (f) general economic conditions.

Item 3. CONTROLS AND PROCEDURES.

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.


PART II. OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

The Securities and Exchange Commission ("SEC") filed an action in federal district court asserting various violations of securities laws against us. The complaint alleges that defendant Frank Custable "orchestrated" a "scheme" to illegally obtain stock from various companies, including the Company , through "scam Commission Form S-8 registration statements, forged stock authorization form and at least one bogus attorney opinion letter arranged by Custable." The complaint alleges that , in connection with this alleged "scheme," the Company and its CEO, David Calkins violated Section 17(a) of the Securities Act and
Section 10(b) and Rule 10b-5 of the Exchange Act. The SEC asks that the Company and Calkins be permanently enjoined from future violations, ordered to pay disgorgement and civil penalties and Calkins be barred from continued service as an office and director. As part of an ex parte proceeding, the District Court has ordered the Company and Calkins to provide an accounting of their assets and the transactions that are the subject of the complaint. The Company has not yet been served with the complaint, and no further proceedings are scheduled at this time.

We are a defendant in various lawsuits, with vendors from whom we owe monies. We have hired a firm to try and settle our delinquent account payable. These claims are recorded as liabilities.

Item 2. Changes in Securities

On March 17, 2003, the Company effected a one -for-thirty reverse split restating the number of common shares a of December 31, 2002 from 635,537,735 to 21,184,591. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.

Option Grants

None

Issuances of Stock for Services or in Satisfaction of Obligations

We issued 1,666,666 shares of No Par Value common stock for various consulting and Legal fees.

Item 3. Defaults Upon Senior Securities

None

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

In April 2003, the Company purchased up to $100,000,000 of customer contracts from MRG California LLC for 3 times annualized net profit margin on each contract in either cash or free trading stock. We have issued 34,500,000 shares of the Company's free trading stock. In connection with the purchase of the contracts we have signed a one year servicing agreement with MRG to services these contracts until RSG becomes registered as a PEO in the state of California.

In April 2003, the Company acquired 100% of the stock of Asmara to be accounted for as a purchase. The Company agreed to acquire all of the debts up to $2,000,000. In connection with this purchase the Company signed a two year employment contract with an officer of Asmara for $150,000. In addition he may be granted options to purchase up to 1,500,000 shares of the Companies common stock for .03 per share. These options will be issued upon the Company reaching certain goals.


Item 6. Exhibits and Reports

None.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


Pacel Corporation


BY:  /s/ David Calkins
-------------------------------
   David Calkins, CEO/CFO

DATED:   May 20, 2003

                                  CERTIFICATION


     I, David Calkins, CEO and CFO, certify that:

     1.  I  have  reviewed  this  quarterly  report  on  Form  10-QSB  of  Pacel
Corporation;

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

   May 20, 2003

   /s/David Calkins
------------------------------------
David Calkins, CEO and CFO