Form 10QSB
period 2003-06-30
PACEL CORP
filed 2003-08-29
CIK 1044490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission File Number: 0-29459

                                   PACEL CORP.
                     -------------------------------------
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

As of August 28, 2003 there were 411,681,947 shares of the Registrant's common stock outstanding.

                          PACEL CORP. AND SUBSIDIARIES


Part I.  FINANCIAL INFORMATION (unaudited)
Item 1.  Index to Consolidated Financial Statements
                  Consolidated Balance Sheets                                F-1
                  Consolidated Statements of Operations                      F-3
                  Consolidated Statements of Cash Flows                      F-5
                  Notes to Consolidated Financial Statements                 F-6

Item 2.  Management's Discussion and
         Analysis of Financial Results of Operations                          12
Item 3.  Controls and Procedures                                              16

Part II. OTHER INFORMATION
Item 1.  Legal Proceedings                                                    16
Item 2.  Changes in Securities                                                17
Item 3.  Defaults upon Senior Securities                                      17
Item 4.  Submission of Matters to Vote of Security Holders                    17
Item 5.  Other Information                                                    17
Item 6.  Exhibits and Reports                                                 18
Signatures                                                                    19

                          PACEL CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                    June 30,     December 31,
                                                                      2003         2002
                                                                -------------   ---------------
                                                                   (Unaudited)     (Audited)
                                     ASSETS
Current assets:
       Cash                                                     $     306,674   $         8,379
       Accounts receivable                                             34,438               -0-
       Stock subscription receivable                                  130,000               -0-
       Prepaid expenses                                                49,948               -0-
       Workers compensation insurance deposits                        194,776               -0-
       Other receivables                                                  -0-           112,499
                                                                -------------   ---------------

                Total current assets                                  715,836           120,878
                                                                -------------   ---------------

Property and equipment, net of accumulated depreciation of
       $139,810 and $128,140, respectively                            108,168            24,961
                                                                -------------   ---------------

Other assets:
       Deposit - MRG Contracts Acquisition                            600,000               -0-
       Other receivables                                               17,373               -0-
       Goodwill 3,230,038                                                 -0-
       Security deposits                                                9,241             3,991
                                                                -------------   ---------------

                Total other assets                                  3,856,652             3,991
                                                                -------------   ---------------

                Total assets                                    $   4,680,656   $       149,830
                                                                =============   ===============







        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                    June 30,     December 31,
                                                                      2003         2002
                                                                -------------   ---------------
                                                                   (Unaudited)     (Audited)

                      LIABILITIES AND STOCKHOLDERS' DEFECIT

Current liabilities:
       Accounts payable                                         $   1,058,554   $    1,353,022
       Payroll and payroll related liabilities                      1,469,536              -0-
       Accrued expenses                                               355,933          234,602
       Accrued expenses - officers                                    320,286              -0-
       Loans payable - officers/stockholders                           32,616          956,309
       Deferred client revenue                                        764,562              -0-
       Current portion of long-term debt                            1,447,681          873,750
       Convertible debentures                                         125,000              -0-
       Notes payable - bank                                            48,847           45,565
       Income taxes payable                                             3,500              -0-
                                                                -------------   --------------

                Total current liabilities                           5,626,515        3,463,248

Long-term liabilities:
       Notes payable                                                  248,994              -0-
       Convertible debentures                                         651,520          409,111
                                                                -------------   --------------

                Total liabilities                                   6,527,029        3,872,359

Stockholders' equity (deficit):
       Preferred stock, no par value, no liquidation value,
                5,000,000 shares authorized, 1,000,000 shares
                of 1997 Class A convertible preferred stock            11,320           11,320
       Common stock, no par value, 2,000,000,000 and
                650,000,000 shares authorized respectively,
                327,205,569 and 119,791,243 shares issued
                respectively                                       13,547,205       10,685,520
       Cumulative currency translation adjustment                     (18,720)         (18,720)
       Accumulated deficit                                        (15,386,178)     (14,400,649)
                                                                -------------   --------------

                Total stockholders' (deficit)                      (1,846,373)      (3,722,529)
                                                                -------------   --------------

                Total liabilities and stockholders' deficit     $   4,680,656   $      149,830
                                                                =============   ==============







        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Six months ended                  Three months ended
                                                               June 30,                          June 30,
                                                         2003             2002              2003             2002
                                                    ------------     -------------    -------------      ------------
Revenue                                             $  1,147,420     $     316,957    $   1,146,837      $    138,369
Cost of services                                         913,702           312,812          913,702           127,502
                                                    ------------     -------------    -------------      ------------
       Gross profit                                      233,718             4,145          233,135            10,867

Operating costs and expenses:
       Research and development                              -0-           232,826              -0-           129,455
       Sales and marketing                                   -0-           206,244              -0-           147,365
       General and administrative                      1,138,255         1,670,190          833,667           557,446
       Depreciation and amortization                       8,908             7,477            7,660             3,727
       Interest expense                                   91,723            70,308           63,637            35,013
       Financing costs                                   130,750            35,500          130,750            32,000
                                                    ------------     -------------    -------------      ------------

                Total operating expenses               1,369,636         2,222,545        1,035,714           905,006
                                                   -------------   ---------------   --------------     -------------

Operating loss from continuing operations             (1,135,918)       (2,218,400)        (802,579)         (894,139)

Loss from discontinued operations of EBStor                  -0-          (220,268)             -0-          (116,284)
Gain from disposal of EBStor                                 -0-           177,817              -0-           177,817
                                                    ------------     -------------    -------------      ------------

Loss before cumulative effect of accounting change    (1,135,918)       (2,260,851)        (802,579)         (832,606)

Cumulative effect of accounting change                       -0-          (407,049)             -0-               -0-
                                                    ------------     -------------    -------------      ------------

Net Loss                                            $ (1,135,918)    $  (2,667,900)   $    (802,579)     $   (832,606)
                                                    ------------     -------------    -------------      ------------

Net loss per common and common equivalent share:
       Basic                                      $         (0.01)  $        (0.10)   $       (0.01)     $      (0.02)
Diluted                                           $         (0.01)  $        (0.10)   $       (0.01)     $      (0.02)

Weighted average shares outstanding:
       Basic                                         119,890,785        27,740,062      184,288,967        52,219,456
       Diluted                                       119,890,785        27,740,062      184,288,967        52,219,456












        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                         Six months ended
                                                                           June 30,
                                                                      2003           2002
                                                               --------------   --------------
                                                                (Unaudited)       (Unaudited)
Cash flows from operating activities:
       Net loss                                                 $  (1,135,917)  $   (2,667,900)
       Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
                Cumulative effect of accounting change                                 407,049
                Depreciation                                            8,908            7,477
                Other non-cash items                                  492,765        1,153,712
                Gain on sale of EBStor                                    -0-         (177,877)
       Increase (decrease) in cash from changes in:
           Accounts receivable                                        (12,001)         232,462
           Other receivables                                            7,590          (71,795)
Inventory  -0-  36,423
           Insurance deposits                                         (12,485)             -0-
           Prepaid expenses                                            (7,406)         287,357
           Security deposits                                              -0-          (15,237)
           Accounts payable                                          (573,164)          68,792
           Accrued expenses                                           121,331          636,971
           Payroll and payroll related liabilities                    582,205              -0-
           Deferred revenue                                          (508,764)             -0-
           Loans payable - officers/stockholders                       (3,407)
           Income taxes payable                                           -0-              -0-
                                                               --------------   --------------
                Net cash (used in) operating activities            (1,040,345)        (102,566)

Cash flows from investing activities:
       Disposals of property and equipment                              2,762              -0-
       Net cash received in acquisition                               160,744              -0-
       Cash used for acquisitions                                    (105,000)             -0-
                                                               --------------   --------------
                Net cash (used in) investing activities                58,506              -0-

Cash flows from financing activities:
       Repayments of notes payable                                    (22,610)        (125,362)
       Issuance of convertible notes payable                          631,520           25,000
       Borrowings from lines of credit                                  9,049              -0-
       Proceeds from sale of common stock                             662,175          150,000
                                                               --------------   --------------
                Net cash provided by financing activities           1,280,134           49,638

Effects of exchange rates on cash                                         -0-           (7,720)
                                                               --------------   --------------

Net increase (decrease) in cash and cash equivalents                  298,295          (60,648)

Cash and cash equivalents, beginning of period                          8,379           65,761
                                                               --------------   --------------

Cash and cash equivalents, end of period                       $      306,674   $        5,113
                                                               ==============   ==============


        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                           June 30,
                                                                      2003           2002
                                                               --------------   --------------
                                                                (Unaudited)       (Unaudited)


Supplemental disclosure of cash flow information:
       Cash paid for interest                                   $       9,862   $        5,467
                                                                =============   ==============










                [Balance of this page intentionally left blank.]














        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  June 30, 2003

Note 1. Basis of Presentation.

     The unaudited financial statements included in the Form 10-QSB have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Item 310(b) of Regulation SB of the Securities and Exchange Act of 1934. The financial information furnished herein reflects all adjustments, which in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.

     Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to such rules and regulations.

     These interim statements should be read in conjunction with the audited consolidated financial statements and related notes thereto as presented in the Company's certified financial statements for the year ended December 31, 2002. The Company presumes that users of the interim financial information herein have read or have access to such audited financial statements and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for any interim period are not necessarily indicative of the results expected or reported for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Note 2. Related Party Transactions.

     The company purchased $55,290 and $85,278, respectively, of internet development and maintenance services from E-B Stor, Inc. for the three months and six months ended June 30, 2003. E-B Stor, Inc. is owned by F. Kay Calkins, a director of the Company and wife of David Calkins, CEO and Chairman of the Board of the Company.

     On April 25, 2003, the Company issued 120,000,000 shares of its common stock, no par value per share, to David and F. Kay Calkins in exchange for $600,000 of debts owed to them. However, because they are "Affiliates" of the Company, Mr. and Mrs. Calkins will be able to sell such shares only in compliance with Rule 144 and 145. The shares were issued pursuant to
     Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by courts in Nevada and Illinois. Such courts specifically determined that the transactions were fair to interested parties and declared that the transactions were exempt under
     Section 3(a)(10).

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  June 30, 2003

Note 3. Accounting for Business Combinations.

     In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (collectively, the "Statements"). These Statements change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to discontinue amortizing goodwill and certain intangible assets deemed to have an indefinite useful life. Alternatively, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. These Statements were adopted by the Company in the first quarter of 2002 and for all business purchase combinations consummated after June 30, 2001. Upon adoption of these Statements, the Company recorded a one-time, non-cash charge of $407,049 to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of accounting change in the accompanying consolidated statement of operations.

Note 4. Revenue Recognition.

     The gross billings that the Company charges its clients under its Professional Services Agreement include each worksite employee's gross wages and a service fee. The Company's service fee, which is computed as a percentage of gross wages, is intended to yield a profit to the Company and cover the cost of employment-related taxes, workers' compensation insurance coverage, and administration and field services provided by the Company to the client, including payroll administration and record keeping, as well as safety, human resources and regulatory compliance consulting services. The component of the service fee related to administration varies according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to workers' compensation and employer taxes, including unemployment insurance, is based, in part, on the clients historical claims experience. All charges by the Company are invoiced along with each periodic payroll delivered to the client.

     The Company reports revenue from service fees in accordance with Emerging Issues Task Force ("EITF") No. 99-19, Reporting Revenue Gross as a
     Principal versus Net as an Agent. The Company reports as revenue, on a gross basis, the total amount billed to clients for service fees, workers' compensation and employer taxes. The Company reports revenue on a gross basis for these fees because the Company is the primary obligor and deemed to be the principal in these transactions under EITF 99-19. The Company typically bills its clients for wages paid to worksite employees in an amount equal to the amounts paid to these employees for these wages. Accordingly, such billings result in no profit to the Company and when presented on a net basis result in no revenue being recorded. The Company accounts for its revenue under the accrual method of accounting. Under the accrual method of accounting, the Company recognizes its revenues in the period in which the worksite employee performs the work.

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  June 30, 2003

Note 5. Common Stock.

     On March 17, 2003, the Company effected a one-for-thirty reverse split restating the number of common shares as of December 31, 2002 from 635,537,735 to 21,184,591. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.

Note 6. Contingent Liabilities.

     The Securities and Exchange Commission (the "SEC") filed an action in federal district court asserting various violations of securities laws against the Company. The complaint alleges that defendant Frank Custable "orchestrated" a "scheme" to illegally obtain stock from various companies, including the Company, through "scam Commission Form S-8 registration statements, forged stock authorization form and least one bogus attorney opinion letter arranged by Custable." The complain alleges that, in connection with this alleged "scheme", the Company and its CEO, David Calkins, violated Section 17(a) of the Securities Act and Section 10(b) and Rule 10b-5 of the Exchange Act. The SEC asks that the Company and Calkins be permanently enjoined from future violations, ordered to pay disgorgement and civil penalties and Calkins be barred from continued service as an officer and director. As part of an ex parte proceeding, the District Court has ordered the Company and Calkins to provide an accounting of their assets and the transactions that are the subject of the complaint. The Company has been served with the complaint, and no further proceedings are scheduled at this time.

Note 7. Acquisitions.

     In April 2003, the Company completed the acquisition of 100% of the outstanding stock of BeneCorp. Such acquisition was accounted for as a purchase. In conjunction with the acquisition, the Company assumed approximately $1,000,000 of debt. Consideration for the transaction was $200,000 in cash, of which the Company made an initial deposit of $96,000 in 2002, and the issuance of 200,000 shares of restricted common stock of the Company. The Company also executed one year employment contracts with two principal officers of BeneCorp in conjunction with the acquisition. The Company recorded the acquisition as a purchase and recorded $20,000 of fees and $1,672,000 of goodwill in association with the acquisition.

     In April 2003, TRSG entered into an agreement for the purchase of customer contracts, with a value of up to $100,000,000, from MRG. Consideration for such contracts is three times annualized net profit margin on each contract paid in either cash or freely tradable common stock of the Company. To date, the Company has issued 34,500,000 shares of unrestricted common stock in conjunction with the purchase of the contracts and recorded a receivable of $600,000 in conjunction with that issuance. In addition, the Company entered into a one-year agreement with MRG to provide continuing administrative services under such customer contracts.

     In April 2003, TRSG acquired substantially all of the assets of Asmara, Inc. ("Asmara"), a North Carolina corporation, including its ownership of several subsidiary operations, including Asmara Benefit Services, Inc. and Asmara Services I, Inc., North Carolina corporations, Woodstock Lumber Sales, Inc., an Oklahoma Corporation and Asmara of Florida I, Inc., Asmara of Florida II, Inc., Asmara of Florida III, Inc. and Asmara of Florida IV, Inc., Florida corporations. The acquisition was accounted for as a purchase. The Company assumed all debts of the operations of approximately $1,400,000, issued a note payable to the shareholder of Asmara, Inc. in the amount of $431,530, payable over a two year period and executed employment contracts with the principal officer and sole shareholder of Asmara. Consideration under such agreement consists of cash compensation, bonuses based on business unit performance and grants of options on the common stock of the Company. The Company recorded $50,000 of fees and $1,155,000 of goodwill in conjunction with this acquisition.

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  June 30, 2003

     On May 15, 2003, the Company acquired, through its wholly-owned subsidiary Asmara Services I, Inc., the outstanding membership units of NSC, LLC, a North Carolina limited liability company. Such acquisition was accounted for as a purchase. Consideration for the transaction was $100,000 in cash and the issuance of a note payable for $200,000. Such note is payable over eighteen (18) months and bears no interest. The Company recorded the acquisition as a purchase and recorded $300,000 of goodwill in association with the acquisition.

                          PACEL CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis of results of operations and financial condition include a discussion of liquidity and capital resources. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

In 2002, the Company completed an evaluation of its business model and the potential success of its existing business initiatives. It was determined that the Company should, as part of that review, evaluate other potential business markets that could provide the potential for success. In September 2002, the Company announced its intention to enter the Professional Employer Organization ("PEO") industry. The Company believes that this market offers an opportunity to develop and leverage relationships with small and medium businesses. The Company will provide human capital solutions through the provision of PEO services and Administrative Service Organization ("ASO") services to such clients. In April 2002, the Company successfully completed the acquisition of two existing PEO organizations and continues to evaluate other potential acquisition candidates while also reviewing and implementing opportunities to support organic growth in order to secure a position as an industry leader. The Company sees this initiative in the Human Resources Outsourcing ("HRO") industry as an opportunity to tap into the small business market in the United States and intends to compliment the provision of PEO and ASO services with information technology services, business consulting services and financial services at a future time.

Through its PEO/ASO business unit, the Company will market to its clients, typically small to medium-sized businesses with between five and 1,500 employees, a broad range of products and services that provide an outsourced solution for the clients' human resources ("HR") needs. The Company's products initially include payroll services, benefits administration (including health, welfare and retirement plans), governmental compliance, risk management (including safety training), unemployment administration and other HR related services. The Company is currently working to establish the national vendor relationships in order to effectively and competitively provide such services to a broad range of clients.

Six Months ended June 30, 2003 compared to the Six Months ended June 30, 2002

Sales for the six months ended June 30, 2003 increased approximately $830,000 to $1,147,420 when compared to sales of $316,957 for the six months ended June 30, 2002. The Company's revenue in 2003 was derived from the Company's recently acquired PEO operating units. In 2002, the Company derived revenue from the sale of retail hardware and software products. In 2003, the Company was not actively selling such products due to resources being devoted to the acquisition and development of its PEO business.

Due to the significance of the amounts included in billings to the Company's clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the three and six month periods ended June 30, 2003. The Company had no such revenue in the corresponding periods of 2002.

                                                   Six months ended       Three months ended
                                                       June 30,                 June 30,
                                                         2003                     2003
                                                   ---------------          ---------------
                                                     (Unaudited)              (Unaudited)
Reconciliation of billings to revenue recognized:
         Gross billings to clients                 $     7,253,487          $     7,253,487
         Less - Gross wages billed to clients           (6,106,690)              (6,106,690)
                                                   ---------------          ---------------

         Revenue from PEO services                 $     1,146,797          $     1,146,797
         Other miscellaneous revenue                           623                       40
                                                   ---------------          ---------------

         Total revenue as reported                 $     1,147,420          $     1,146,837
                                                   ===============          ===============

                          PACEL CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Cost of services for the six months ended June 30, 2003 was approximately $913,000, and is related directly to the delivery of services to its PEO clients. No such PEO business activity occurred in the period ended June 30, 2002 and the cost of sales reflected for that period are related to the sale of retail hardware and software products.

Research & Development expenses decreased to $-0- in the six months ended June 30, 2003 as compared to $232,826 in the comparable period ended June 30, 2002. The decrease in research and development expenses during 2003 reflects the elimination of the development staff for new software products.

Sales, general & administrative expenses, including salaries and wages, decreased to approximately $1,138,000 in the six months ended June 30, 2003, compared to approximately $1,876,000 in the corresponding period of 2002. Since 2002, the Company has significantly reduced its overhead operating requirements. Such overhead expenses accounted for approximately $715,000 for the six months ended June 30, 2003 compared to $1,876,000 for the same period of 2002. Acquisitions completed in the second quarter of 2003 accounted for the remaining $423,000 of sales, general and administrative expenses, including salaries and wages. In addition, the Company moved to a new facility for its headquarters, reducing its rental rates by approximately 66%.

Depreciation expenses increased to approximately $9,000 in the six months ended June 30, 2003, compared to approximately $7,500 for the corresponding period of 2002. Such increase is related to the Company's acquisition of assets for its PEO business units.

Interest Expense is interest paid and accrued on the Convertible Notes, Notes payable and the interest due for the loan from a stockholder. Interest amounted to approximately $91,000 in the six months ended June 30, 2003 compared to $70,000 for the same period of 2002. The increase is primarily attributable to the Company's continued payment of financing costs for such indebtedness as well as the issuance of new debt during the period.

Finance Expense for the six months ended June 30, 2003 was $130,750 compared to $35,500 for the six months ended June 30, 2002. The Company recorded imbedded interest in conjunction with the issuance of convertible debentures during the period assuming conversion of such debt was available on an immediate basis.

Three Months ended June 30, 2003 compared to the Three Months ended June 30,
2002

Sales for the three months ended June 30, 2003 increased approximately $1,000,000 to $1,146,837 when compared to sales of $138,369 for the three months ended June 30, 2002. The Company's revenue in 2003 was derived from the Company's recently acquired PEO operating units. In 2002, the Company derived revenue from the sale of retail hardware and software products and was discontinuing such sales in the second quarter of that year. In 2003, the Company was not actively selling such products and was devoting its resources to completing previously announced PEO business unit acquisitions. Such business accounted for almost all of the revenue generated in the second quarter of 2003.

Cost of services for the three months ended June 30, 2003 was approximately $913,000, and is related directly to the delivery of services to its PEO clients. No such PEO business activity occurred in the period ended June 30, 2002 and the cost of sales reflected for that period are related to the sale of retail hardware and software products. For the three months ended June 30, 2003, the Company reported a gross profit margin on its PEO operations of $233,000, or 20% of revenue from such operations.

                          PACEL CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Research & Development expenses decreased to $-0- in the three months ended June 30, 2003 as compared to $129,455 in the comparable period ended June 30, 2002. The decrease in research and development expenses during 2003 reflects the elimination of the development staff for new software products as the Company devoted its resources to the development of its PEO operations.

Sales, general & administrative expenses, including salaries and wages, increased to approximately $834,000 in the three months ended June 30, 2003, compared to approximately $705,000 in the corresponding period of 2002. Since 2002, the Company has significantly reduced its corporate overhead operating requirements. Such overhead expenses accounted for approximately $411,000 for the three months ended June 30, 2003 compared to $705,000 for the same period of 2002. Acquisitions of PEO business units completed in the second quarter of 2003 accounted for the remaining $423,000 of sales, general and administrative expenses, including salaries and wages. In addition, the Company moved to a new facility for its headquarters, reducing its rental rates by approximately 66%.

Depreciation expenses increased to approximately $8,000 in the three months ended June 30, 2003, compared to approximately $3,700 for the corresponding period of 2002. Such increase is related to the Company's acquisition of assets for its PEO business units.

Interest Expense is interest paid and accrued on the Convertible Notes, Notes payable and the interest due for the loan from a stockholder. Interest amounted to approximately $64,000 in the three months ended June 30, 2003 compared to $35,000 for the same period of 2002. The increase is primarily attributable to the Company's continued payment of financing costs for such indebtedness as well as the issuance of new debt during the period.

Finance Expense for the three months ended June 30, 2003 was $130,750 compared to $32,000 for the three months ended June 30, 2002. The Company recorded imbedded interest in conjunction with the issuance of convertible debentures during the period assuming conversion of such debt was available on an immediate basis.

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents at June 30, 2003 increased to $306,674 from $8,379 at December 31, 2002. Net cash used for operating activities was $1,040,345 during the six months ended June 30, 2003 compared to $102,566 in the corresponding period ended June 30, 2002. The increase in the cash used in operating activities is mainly attributable to the increased operating loss for the quarter, settlement and repayment of outstanding accounts payable and recognition of revenue previously deferred by the Company's recently acquired BeneCorp Business Services unit offset by increases in accrued expenses, payroll related liabilities related to the Company's recently acquired PEO business units and increased in accounts receivable to PEO clients.

Net cash provided by investing activities for the six months ended June 30, 2003 was $58,506. The Company utilized no cash in the corresponding period of 2002 for investing activities. During the second quarter of 2003, the Company utilized $105,000 of cash in the acquisition of the Asmara and NSC operating units and acquired cash of $160,744 in the acquisition of BeneCorp Business Services.

                          PACEL CORP. AND SUBSIDIARIES

Net cash provided by financing activities in the six months ended June 30, 2003 was $1,280,134 compared to $49,638 in the corresponding period ended June 30, 2002. The cash provided during the first six months of 2003 is directly related to the Company's execution and utilization of two equity-based lines of credit. In September 2002, the Company entered in an Equity line of credit for up to $10,000,000 from the Honor Hedge Fund and Reisco Hedge Fund through High Desert Capital at a variable discount rate of 12.5% to 50%. The Company can draw up to $500,000 per month. The line is being used for acquisitions and working capital. To date, the Company has borrowed $980,000 and issued 41,284,032 shares of common stock.

In March 2003, the Company entered into an Equity line of credit for up to $10,000,000 from Equities First Inc. at a discount rate of up to 50%. The Company can draw up to $500,000 per month. The line is being used to fund shortfalls in operating capital for the Company's business units, acquisitions and working capital. . To date, the Company has borrowed $583,200 and issued 44,000,000 shares of common stock.

In April 2003, the Company entered into a two-year, $500,000 Note payable at an interest of 9% per annum. The balance of such note at June 30, 2003 is approximately $295,000. In May 2003, the Company entered into a Note payable related to its acquisition of NSC, LLC totaling $200,000. Such note is for an eighteen (18) month period and carries no interest. The balance at June 30, 2003 is $189,000. In May and June of 2003, the Company entered into two Note payable agreements totaling $295,000. Such notes are for a three-year period and carry interest at a rate of 8% per annum. The balance at June 30, 2003 is approximately $165,000.

In June 2003, the Company entered into a two-year, $61,500 Note payable with interest at Prime. The interest rate adjusts monthly and the loan is secured by 5,000,000 shares of the Company's common stock. In June 2003, the Company entered into two-year, convertible Note Payable for $50,000 at an interest rate of 10%. The conversion clause allows the holder of such note to convert the Note into the common stock of the Company at a discount of 30% from the market price at the date of conversion.

In June 2003, the Company entered into a short term loan agreement for $150,000. Such note is due to be paid on August 20, 2003. The Company issued approximately 8,823,000 shares of its common stock to serve as collateral for such loan and recorded a financing fee of $75,000 in association with the loan agreement. In April 2003, the Company completed the acquisition of 100% of the outstanding stock of BeneCorp. Such acquisition was accounted for as a purchase. In conjunction with the acquisition, the Company assumed approximately $1,000,000 of debt. Consideration for the transaction was $200,000 in cash, of which the Company made an initial deposit of $96,000 in 2002, and the issuance of 200,000 shares of restricted common stock of the Company. The Company also executed one year employment contracts with two principal officers of BeneCorp in conjunction with the acquisition. The Company recorded the acquisition as a purchase and recorded $20,000 of fees and $1,672,000 of goodwill in association with the acquisition.

In April 2003, TRSG entered into an agreement for the purchase of customer contracts, with a value of up to $100,000,000, from MRG. Consideration for such contracts is three times annualized net profit margin on each contract paid in either cash or freely tradable common stock of the Company. To date, the Company has issued 34,500,000 shares of unrestricted common stock in conjunction with the purchase of the contracts and recorded a receivable of $600,000 in conjunction with that issuance. In addition, the Company entered into a one-year agreement with MRG to provide continuing administrative services under such customer contracts.

                          PACEL CORP. AND SUBSIDIARIES

In April 2003, TRSG acquired substantially all of the assets of Asmara, Inc. ("Asmara"), a North Carolina corporation, including its ownership of several subsidiary operations, including Asmara Benefit Services, Inc. and Asmara Services I, Inc., North Carolina corporations, Woodstock Lumber Sales, Inc., an Oklahoma Corporation and Asmara of Florida I, Inc., Asmara of Florida II, Inc., Asmara of Florida III, Inc. and Asmara of Florida IV, Inc., Florida corporations. The acquisition was accounted for as a purchase. The Company assumed all debts of the operations of approximately $1,400,000, issued a note payable to the shareholder of Asmara, Inc. in the amount of $431,530, payable over a two year period and executed employment contracts with the principal officer and sole shareholder of Asmara. Consideration under such agreement consists of cash compensation, bonuses based on business unit performance and grants of options on the common stock of the Company. The Company recorded $50,000 of fees and $1,155,000 of goodwill in conjunction with this acquisition.

On May 15, 2003, the Company acquired, through its wholly-owned subsidiary Asmara Services I, Inc., the outstanding membership units of NSC, LLC, a North Carolina limited liability company. Such acquisition was accounted for as a purchase. Consideration for the transaction was $100,000 in cash and the issuance of a note payable for $200,000. Such note is payable over eighteen (18) months and bears no interest. The Company recorded the acquisition as a purchase and recorded $300,000 of goodwill in association with the acquisition.

The Company's cash requirements for funding its administrative and operating needs continue to greatly exceed its cash flows generated from operations. Such shortfalls and other capital needs continue to be satisfied through equity financing and short-term loans from David and F. Kay Calkins, Officer and shareholder, until additional funds can be generated from operations through acquisitions and organic business growth. The liabilities of the Company consist of over-extended accounts payable, payroll taxes, loans from officers, accrued officer's compensation and interest expense.

Currently, the Company has focused its efforts on developing strategic relationships with other organizations associated with the PEO industry. The loss of its current equity financing would seriously hinder the Company's ability to execute its PEO business strategy and impair its ability to continue as a going concern.

The Company expects to continue its investing activities, including expenditures
for  acquisitions,   sales  and  marketing  initiatives,  product  support,  and administrative support based on the availability of funds.

                          PACEL CORP. AND SUBSIDIARIES

Forward Looking Statements

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995.

This Form 10-QSB includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the effect of technological changes; (b) increases in or unexpected losses; (c) increased competition; (d) fluctuations in the costs to operate the business; (e) uninsurable risks; and (f) general economic conditions.


Item 3.  CONTROLS AND PROCEDURES.

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Securities and Exchange Commission ("SEC") filed an action in Federal District Court asserting various violations of securities laws against the Company and its principal officer. The complaint alleges that Mr. Frank Custable "orchestrated" a "scheme" to illegally obtain stock from various companies, including the Company , through "scam Commission Form S-8 registration statements, forged stock authorization forms and at least one bogus attorney opinion letter arranged by Custable." The complaint alleges that, in connection with this alleged "scheme," the Company and its CEO, David Calkins violated
Section 17(a) of the Securities Act and Section 10(b) and Rule 10b-5 of the Exchange Act. The SEC asks that the Company and Calkins be permanently enjoined from future violations, ordered to pay disgorgement and civil penalties and Calkins be barred from continued service as an office and director. As part of an ex parte proceeding, the District Court has ordered the Company and Calkins to provide an accounting of their assets and the transactions that are the subject of the complaint. The Company has been served with the complaint, and no further proceedings are scheduled at this time.

                          PACEL CORP. AND SUBSIDIARIES



The Company is a defendant in various lawsuits, mainly with previous vendors of the Company still owed monies. The Company continues to settle such claims and hired a law firm to handle such negotiations. All claims are recorded as liabilities on the balance sheet of the Company and the Company believes such recorded reserves to be adequate for the settlement of the claims.

Item 2. Changes in Securities

None

Option Grants

None

Issuances of Stock for Services or in Satisfaction of Obligations

For the six months ended June 30, 2003, the Company issued approximately 10,784,000 shares of its No Par Value common stock as payment for various consulting and legal fees.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Acquisitions

In April 2003, the Company completed the acquisition of 100% of the outstanding stock of BeneCorp. Such acquisition was accounted for as a purchase. In conjunction with the acquisition, the Company assumed approximately $1,000,000 of debt. Consideration for the transaction was $200,000 in cash, of which the Company made an initial deposit of $96,000 in 2002, and the issuance of 200,000 shares of restricted common stock of the Company. The Company also executed one year employment contracts with two principal officers of BeneCorp in conjunction with the acquisition. The Company recorded the acquisition as a purchase and recorded $1,672,000 of goodwill in association with the acquisition.

                          PACEL CORP. AND SUBSIDIARIES


In April 2003, TRSG entered into an agreement for the purchase of customer contracts, with a value of up to $100,000,000, from MRG. Consideration for such contracts is three times annualized net profit margin on each contract paid in either cash or freely tradable common stock of the Company. To date, the Company has issued 34,500,000 shares of unrestricted common stock in conjunction with the purchase of the contracts. In addition, the Company entered into a one-year agreement with MRG to provide continuing administrative services under such customer contracts.

In April 2003, TRSG acquired substantially all of the assets of Asmara, Inc. ("Asmara"), a North Carolina corporation, including its ownership of several subsidiary operations, including Asmara Benefit Services, Inc. and Asmara Services I, Inc., North Carolina corporations, Woodstock Lumber Sales, Inc., an Oklahoma Corporation and Asmara of Florida I, Inc., Asmara of Florida II, Inc., Asmara of Florida III, Inc. and Asmara of Florida IV, Inc., Florida corporations. The acquisition was accounted for as a purchase. The Company assumed all debts of the operations of approximately $1,400,000, issued a note payable to the shareholder of Asmara, Inc. in the amount of $431,530, payable over a two year period and executed employment contracts with the principal officer and sole shareholder of Asmara. Consideration under such agreement consists of cash compensation, bonuses based on business unit performance and grants of options on the common stock of the Company. The Company recorded $50,000 of fees and $1,155,000 of goodwill in conjunction with this acquisition. On May 15, 2003, the Company acquired, through its wholly-owned subsidiary Asmara Services I, Inc., the outstanding membership units of NSC, LLC, a North Carolina limited liability company. Such acquisition was accounted for as a purchase. Consideration for the transaction was $100,000 in cash and the issuance of a note payable for $200,000. Such note is payable over eighteen (18) months and bears no interest. The Company recorded the acquisition as a purchase and recorded $300,000 of goodwill in association with the acquisition.

Item 6.       Exhibits and Reports

Number     Description
------     -------------------------------------------------
31.1   *   302 Certification by Chief Executive Officer and
           Chief Financial Officer

32.1   *   Certification by Chief Executive Officer and Chief Financial Officer
           pursuant to 18 U.S.C. 1350.

------------------------------------------

*    Filed herewith

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


Pacel Corporation


BY: /s/David Calkins
   ----------------------

DATED:          August 29, 2003


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                          Title                        Date


BY: /s/David Calkins
   ----------------------
         David Calkins          CEO/President                August 29, 2003
                                Chairman of the Board