Form 10QSB
period 2003-09-30
PACEL CORP
filed 2003-11-14
CIK 1044490

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 day:       Yes [_] No [X]


Transitional Small Business Disclosure Format (check one)       Yes [_] No [X]

State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:

As of November 12, 2003 there were 909,877,945 shares of the Registrant's common stock outstanding.

                          PACEL CORP. AND SUBSIDIARIES


Part I.  FINANCIAL INFORMATION (unaudited)
Item 1.  Consolidated Financial Statements
         Consolidated Balance Sheets                                         F-1
         Consolidated Statements of Operations                               F-3
         Consolidated Statements of Cash Flows                               F-4
         Notes to Consolidated Financial Statements                          F-6

Item 2.  Management's Discussion and
         Analysis of Financial Results of Operations                          12
Item 3.  Controls and Procedures                                              19

Part II. OTHER INFORMATION
Item 1.  Legal Proceedings                                                    19
Item 2.  Changes in Securities                                                19
Item 3.  Defaults upon Senior Securities                                      20
Item 4.  Submission of Matters to Vote of Security Holders                    20
Item 5.  Other Information                                                    20
Item 6.  Exhibits and Reports                                                 21
Item 7.  Signatures                                                           22

                          PACEL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                              September 30,     December 31,
                                                                  2003              2002
                                                            --------------      --------------
                                                               (Unaudited)         (Audited)
                                     ASSETS
Current assets:
       Cash                                                 $      180,995      $        8,379
       Accounts receivable                                          17,795                  -0-
       Stock subscription receivable                               275,000                  -0-
       Prepaid expenses                                             35,409                  -0-
       Workers compensation insurance deposits                     154,285                  -0-
       Other receivables                                                -0-            112,499
                                                            --------------      --------------

                Total current assets                               663,484             120,878
                                                            --------------      --------------

Property and equipment, net of accumulated depreciation
       of $139,810 and $128,140, respectively                      113,059              24,961
                                                            --------------      --------------

Other assets:
       Note receivable                                             600,000                  -0-
       Receivable - officers/stockholders                           65,103                  -0-
       Other receivables                                            15,255                  -0-
       Goodwill 3,937,438                                               -0-
       Security deposits                                             9,841               3,991
                                                            --------------      --------------

                Total other assets                               4,627,637               3,991
                                                            --------------      --------------

                Total assets                                $    5,404,180      $      149,830
                                                            ==============      ==============













        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                  (continued)

                                                              September 30,     December 31,
                                                                  2003              2002
                                                            --------------      --------------
                                                               (Unaudited)         (Audited)

               LIABILITIES AND STOCKHOLDERS' DEFECIT

Current liabilities:
       Accounts payable                                       $  1,254,725      $    1,353,022
       Payroll and payroll related liabilities                   2,312,898                  -0-
       Accrued expenses                                            326,486             234,602
       Accrued expenses - officers                                 291,120             316,533
       Loans payable - officers/stockholders                            -0-            639,776
       Deferred client revenue                                     391,389                  -0-
       Current portion of long-term debt                           990,958             873,750
       Convertible debentures                                       70,000                  -0-
       Notes payable - bank                                         37,108              45,565
       Income taxes payable                                          3,500                  -0-
                                                            --------------      --------------

              Total current liabilities                          5,678,184           3,463,248

Long-term liabilities:
       Notes payable                                               190,780                  -0-
       Convertible debentures                                      590,270             409,111
                                                            --------------      --------------

              Total liabilities                                  6,459,234           3,872,359

Stockholders' equity (deficit):
       Preferred stock, no par value, no liquidation value,
          5,000,000 shares authorized, 1,000,000 shares
          of 1997 Class A convertible preferred stock               11,320              11,320
       Common stock, no par value, 2,000,000,000 and
          650,000,000 shares authorized respectively,
          568,875,083 and 21,184,591 shares issued
                respectively                                    15,301,430          10,685,520
       Cumulative currency translation adjustment                  (18,720)            (18,720)
       Accumulated deficit                                     (16,349,084)        (14,400,649)
                                                            --------------      --------------

              Total stockholders' (deficit)                     (1,055,054)         (3,722,529)
                                                            --------------      --------------

              Total liabilities and stockholders' deficit   $    5,404,180      $      149,830
                                                            ==============      ==============









        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                              Nine months ended                  Three months ended
                                                                  September 30,                     September 30,
                                                            2003             2002              2003             2002
                                                     --------------     -------------    -------------      ------------

Revenue                                              $    2,507,291     $     435,218    $   1,369,370      $    118,261
Cost of sales                                             1,898,953           403,702          984,874            90,890
                                                     --------------     -------------    -------------      ------------
       Gross profit                                         608,338            31,516          384,496            27,371

Operating costs and expenses:
       Research and development                                  -0-          254,656               -0-           21,830
       Sales, general and administrative                  2,163,543         2,271,668        1,024,777           395,234
       Depreciation and amortization                         15,722            11,246            6,814             3,769
       Interest expense                                     125,015           122,808           32,852            52,500
       Financing costs                                      393,818            50,397          262,978            14,897
                                                     --------------     -------------    -------------      ------------

                Total operating expenses                  2,698,098         2,710,775        1,327,421           488,230
                                                     --------------     -------------    -------------      ------------

Other Income                                                     -0-               -0-              -0-            2,796

Operating loss from continuing operations
       before extraordinary items and
       discontinued operations                           (2,089,760)       (2,679,259)        (942,925)         (458,063)

Write-off of loan receivable                                     -0-          (71,000)              -0-          (71,000)
Gain on write-off of extinguishment of debt                      -0-          426,150               -0-          426,150

Discontinued operations (Note 3):
Loss from discontinued operations of EBStor                      -0-         (220,268)              -0-               -0-
Gain from disposal of EBStor                                     -0-          177,817               -0-               -0-
                                                     --------------     -------------    -------------      ------------

Loss before cumulative effect of accounting change       (2,089,760)       (2,366,560)        (942,925)         (102,913)

Cumulative effect of accounting change                           -0-         (407,049)              -0-               -0-
                                                     --------------     -------------    -------------      ------------

Net Loss                                             $   (2,089,760)    $  (2,773,609)   $    (942,925)     $   (102,913)
                                                     ==============     =============    =============      ============

Net loss per common and common equivalent share:
       Basic                                         $        (0.01)    $      (1.22)    $       (0.00)     $      (0.02)
       Diluted                                       $        (0.01)    $      (1.22)    $       (0.00)     $      (0.02)

Weighted average shares outstanding:
       Basic                                            193,620,431         2,274,786      400,935,214         4,938,504
       Diluted                                          193,620,431         2,274,786      400,935,214         4,938,504






        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Nine months ended
                                                                        September 30,
                                                                   2003                2002
                                                             -----------------  ----------------
                                                               (Unaudited)         (Unaudited)
Cash flows from operating activities:
    Net loss                                                 $      (2,089,760) $     (2,773,609)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
    Cumulative effect of accounting change                                  -0-          407,049
    Depreciation                                                        15,722            11,246
    Provision for bad debts                                                 -0-           (1,311)
    Other non-cash items                                               800,694         1,309,112
    Gain on sale of EBStor                                                  -0-         (177,817)
  Increase (decrease) in cash from changes in:
    Accounts receivable                                                  4,643           324,819
    Other receivables                                                  (55,395)           36,579
    Inventory  -0-  61,306
    Insurance deposits                                                  28,006                -0-
    Prepaid expenses                                                     7,133                -0-
    Security deposits                                                     (600)          (15,237)
    Accounts payable                                                  (376,992)           34,185
    Accrued expenses                                                    62,717             8,751
    Payroll and payroll related liabilities                            611,785                -0-
    Deferred revenue                                                  (881,937)               -0-
    Loans payable - officers/stockholders                              (36,023)          752,358
    Income taxes payable                                                    -0-               -0-
                                                             -----------------  ----------------
      Net cash (used in) operating activities                       (1,910,007)          (22,569)

Cash flows from investing activities:
    (Purchases) disposals of property and equipment                     (8,942)               -0-
    Notes receivable                                                    50,000           (71,000)
    Net cash received in acquisition                                   160,744                -0-
    Cash used for acquisitions                                        (105,000)               -0-
                                                             -----------------  ----------------
      Net cash provided by (used in) investing activities               96,802           (71,000)

Cash flows from financing activities:
    Repayments of notes payable                                       (130,434)         (125,362)
    Issuance of convertible notes payable                            1,106,770            25,000
    Repayments from lines of credit                                     (2,690)               -0-
    Proceeds from sale of common stock                               1,012,275           150,000
                                                             -----------------  ----------------
      Net cash provided by financing activities                      1,985,821            49,638

Effects of exchange rates on cash                                           -0-           (7,720)
                                                             -----------------  ----------------
Net increase (decrease) in cash and cash equivalents                   172,616           (51,651)

Cash and cash equivalents, beginning of period                           8,379            65,761
                                                             -----------------  ----------------
Cash and cash equivalents, end of period                     $         180,995  $         14,110
                                                             =================  ================


        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (continued)



                                                                      Nine months ended
                                                                        September 30,
                                                                   2003                2002
                                                             -----------------  ----------------
                                                               (Unaudited)         (Unaudited)
Supplemental disclosure of cash flow information:
       Cash paid for interest                                $          14,126  $          6,298
                                                             =================  ================











                [BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK]









        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

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

Note 2. Related Party Transactions.

     The company purchased $138,520 and $223,798, respectively, of internet development and maintenance services from E-B Stor, Inc. for the three months and nine months ended September 30, 2003. E-B Stor, Inc. is owned by
     F. Kay Calkins, a director of the Company and wife of David Calkins, CEO and Chairman of the Board of the Company. Subsequent to the end of the third quarter of 2003, E-B Stor, Inc. ceased all operations.

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

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

Note 3. Revenue Recognition.

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

     The Company reports revenue from service fees in accordance with Emerging Issues Task Force ("EITF") No. 99-19, Reporting Revenue Gross as a
     Principal versus Net as an Agent. The Company reports as revenue, on a gross basis, the total amount billed to clients for service fees, workers' compensation and employer taxes. The Company reports revenue on a gross basis for these fees because the Company is the primary obligor and deemed to be the principal in these transactions under EITF 99-19. The Company typically bills its clients for wages paid to worksite employees in an amount equal to the amounts paid to these employees for these wages. Accordingly, such billings result in no profit to the Company and when presented on a net basis results in no revenue being recorded. The Company accounts for its revenue under the accrual method of accounting. Under the accrual method of accounting, the Company recognizes its revenues in the period in which the worksite employee performs the work.

Note 5. Common Stock.

     On March 17, 2003, the Company effected a one-for-thirty reverse split restating the number of common shares as of December 31, 2002 from 635,537,735 to 21,184,591. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.

Note 6. Contingent Liabilities.

     The Securities and Exchange Commission (the "SEC") filed an action in federal district court asserting various violations of securities laws against the Company; David F. Calkins (the Company's current Chairman of the Board) and others. The complaint alleges that defendant Frank Custable "orchestrated" a "scheme" to illegally obtain stock from various companies,

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                               September 30, 2003

Note 6. Contingent Liabilities. (continued)

     including the Company, through "scam Commission Form S-8 registration statements, forged stock authorization form and at least one bogus attorney opinion letter arranged by Custable." The complaint alleges that, in connection with this alleged "scheme", the Company and its CEO, David Calkins, violated Section 17(a) of the Securities Act and Section 10(b) and Rule 10b-5 of the Exchange Act. The SEC asks that the Company and Calkins be permanently enjoined from future violations, ordered to pay disgorgement and civil penalties and Calkins be barred from continued service as an officer and director. As part of an ex parte proceeding, the District Court has ordered the Company and Calkins to provide an accounting of their assets and the transactions that are the subject of the complaint. The Company has been served with the complaint, and no further proceedings are scheduled at this time.

Note 7. Acquisitions.

     In April 2003, the Company completed the acquisition of 100% of the outstanding stock of BeneCorp. Such acquisition was accounted for as a purchase. In conjunction with the acquisition, the Company assumed approximately $1,000,000 of debt. Consideration for the transaction was $200,000 in cash, of which the Company made an initial deposit of $96,000 in 2002, and the issuance of 200,000 shares of restricted common stock of the Company. The Company also executed one year employment contracts with two principal officers of BeneCorp in conjunction with the acquisition. The Company recorded the acquisition as a purchase and recorded $17,500 of fees and $1,669,500 of goodwill in association with the acquisition.

     In April 2003, The Resourcing Solutions Group, Inc. ("TRSG"), a Nevada corporation and a majority-owned subsidiary of the Company, entered into an agreement for the purchase of customer contracts, with a value of up to $100,000,000, from MRG, LLC, a California limited liability company ("MRG"). In conjunction with the agreement, the Company issued 34,500,000 shares of unrestricted common stock and recorded a non-interest bearing receivable of $600,000. On August 27, 2003, the Company terminated its agreement with MRG as delivery of the promised contracts was no longer viable based on restrictions in the California insurance market. In conjunction with the termination of this agreement, the Company entered into a settlement agreement for repayment of the $600,000 receivable as the stock previously issued by the Company had been divested by MRG and was unable to be returned to the Company for cancellation. Such receivable is now secured by assets of MRG, consisting of publicly held securities, with an approximate value of $250,000. Such assets are assigned to Pacel in the event of default on the repayment by MRG. The repayment requires MRG to

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                               September 30, 2003


Note 7. Acquisitions. (continued)

     make monthly recurring payment of $20,000 over a period of thirty (30) months. MRG is currently in compliance with this settlement agreement and is making the required payments to the Company.

     In April 2003, TRSG acquired substantially all of the assets of Asmara, Inc. ("Asmara"), a North Carolina corporation, including its ownership of several subsidiary operations, including Asmara Benefit Services, Inc. and Asmara Services I, Inc., North Carolina corporations, Woodstock Lumber Sales, Inc., an Oklahoma Corporation and Asmara of Florida I, Inc., Asmara of Florida II, Inc., Asmara of Florida III, Inc. and Asmara of Florida IV, Inc., Florida corporations. The acquisition was accounted for as a purchase. The Company assumed all debts of the operations of approximately $1,400,000, issued a note payable to the shareholder of Asmara, Inc. in the amount of $431,530, payable over a two year period and executed employment contracts with the principal officer and sole shareholder of Asmara. Consideration under such agreement consists of cash compensation, bonuses based on business unit performance and grants of options on the common stock of the Company. The Company recorded $70,000 of fees and $1,859,858 of goodwill in conjunction with this acquisition.

     On May 15, 2003, the Company acquired, through its wholly-owned subsidiary Asmara Services I, Inc., the outstanding membership units of NSC, LLC, a North Carolina limited liability company as a vehicle for entering into a workers' compensation product with a North Carolina carrier. Such acquisition was accounted for as a purchase. Consideration for the transaction was $100,000 in cash and the issuance of a note payable for $200,000. Such note is payable over eighteen (18) months and bears no interest. The Company recorded the acquisition as a purchase and recorded $300,000 of goodwill in association with the acquisition.

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

In 2002, the Company completed an evaluation of its business model and the potential success of its existing business initiatives. It was determined that the Company should, as part of that review, evaluate other potential business markets that could provide the potential for success. In September 2002, the Company announced its intention to enter the Professional Employer Organization ("PEO") industry. The Company believed that this market offered an opportunity to develop and leverage relationships with small and medium businesses. The Company now provides human capital solutions through the provision of PEO services and Administrative Service Organization ("ASO") services to such clients. In April 2002, the Company successfully completed the acquisition of two existing PEO organizations and continues to evaluate other potential acquisition candidates while also reviewing and implementing opportunities to support organic growth in order to secure a position as an industry leader. The Company sees this initiative in the Human Resources Outsourcing ("HRO") industry as an opportunity to tap into the small business market in the United States and intends to compliment the provision of PEO and ASO services with information technology services, business consulting services and financial services at a future time.

Through its PEO/ASO business unit, the Company markets to its clients, typically small to medium-sized businesses with between five and 1,500 employees, a broad range of products and services that provide an outsourced solution for the clients' human resources ("HR") needs. The Company's products include payroll services, benefits administration (including health, welfare and retirement plans), governmental compliance, risk management (including safety training), unemployment administration and other HR related services. The Company is currently working to establish the national vendor relationships in order to effectively and competitively provide such services to a broad range of clients.

Nine Months ended September 30, 2003 compared to the Nine Months ended September 30, 2002

Sales for the nine months ended September 30, 2003 increased approximately $2,072,000 to $2,507,291 when compared to sales of $435,218 for the nine months ended September 30, 2002. The Company's revenue in 2003 was derived from the Company's recently acquired PEO operating units. In 2002, the Company derived revenue from the sale of retail hardware and software products. In 2003, the Company was not actively selling such products due to resources being devoted to the acquisition and development of its PEO business.

                          PACEL CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Due to the significance of the amounts included in billings to the Company's clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the three and nine month periods ended September 30, 2003. The Company had no such revenue in the corresponding periods of 2002.

                                            Nine months ended Three months ended
                                              September 30,      September 30,
                                                   2003               2003
                                             ---------------   ----------------
                                                (Unaudited)      (Unaudited)
Reconciliation of billings
        to revenue recognized:
    Gross billings to clients                $    16,098,762   $      8,654,774
    Less - Gross wages billed to clients         (13,592,194)        (7,285,504)
                                             ---------------   ----------------

    Revenue from PEO services                $     2,506,568   $      1,369,270
    Other miscellaneous revenue                          723                100
                                             ---------------   ----------------

    Total revenue as reported                $     2,507,291   $      1,369,370
                                             ===============   ================

Cost of services for the nine months ended September 30, 2003 was approximately $1,899,000, and is related directly to the delivery of services to its PEO clients. No such PEO business activity occurred in the period ended September 30, 2002 and the cost of sales reflected for that period are related to the sale of retail hardware and software products.

Research &  Development  expenses  decreased  to $-0- in the nine  months  ended
September 30, 2003 as compared to $254,656 in the comparable period ended September 30, 2002. The decrease in research and development expenses during 2003 reflects the elimination of the development staff for new software products.

Sales, general & administrative expenses, including salaries and wages, decreased to approximately $2,163,000 in the nine months ended September 30, 2003, compared to approximately $2,272,000 in the corresponding period of 2002. During the second half of 2002, the Company was experiencing declines in its level of spending for general and administrative expenses as it began to wind down the operations of its retail hardware and software business. Such overhead expenses accounted for approximately $1,321,000 for the nine months ended September 30, 2003 compared to $2,272,000 for the same period of 2002. Acquisitions completed in the second quarter of 2003 accounted for the remaining $842,000 of sales, general and administrative expenses, including salaries and wages.

Depreciation expenses increased to approximately $16,000 in the nine months ended September 30, 2003, compared to approximately $11,000 for the corresponding period of 2002. Such increase is related to the Company's acquisition of assets for its PEO business units.

                          PACEL CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Interest Expense is interest accrued on the Convertible Notes, Notes payable and the interest due for the loan from a stockholder. Interest amounted to approximately $125,000 in the nine months ended September 30, 2003 compared to $123,000 for the same period of 2002. The increase is primarily attributable to the Company's continued payment of financing costs for such indebtedness.

Finance Expense for the nine months ended September 30, 2003 was $393,818 compared to $50,397 for the nine months ended September 30, 2002. The Company recorded imbedded interest in conjunction with the issuance of convertible debentures during the period assuming conversion of such debt was available on an immediate basis and has incurred fees associated with accessing its lines of credit.

Three Months ended September 30, 2003 compared to the Three Months ended September 30, 2002

Sales for the three months ended September 30, 2003 increased approximately $1,250,000 to $1,369,370 when compared to sales of $118,261 for the three months ended September 30, 2002. The Company's revenue in 2003 was derived from the Company's recently acquired PEO operating units. In 2002, the Company derived revenue from the sale of retail hardware and software products and was discontinuing such sales in the second quarter of that year. In 2003, the Company was not actively selling such products and was devoting its resources to completing previously announced PEO business unit acquisitions. Such business accounted for almost all of the revenue generated in the second quarter of 2003.

Cost of services for the three months ended September 30, 2003 was approximately $985,000, and is related directly to the delivery of services to its PEO clients. No such PEO business activity occurred in the period ended September 30, 2002 and the cost of sales reflected for that period are related to the sale of retail hardware and software products. For the three months ended September 30, 2003, the Company reported a gross profit margin on its PEO operations of $384,000, or 28% of revenue from such operations.

Research &  Development  expenses  decreased  to $-0- in the three  months ended
September 30, 2003 as compared to $21,830 in the comparable period ended September 30, 2002. The decrease in research and development expenses during 2003 reflects the elimination of the development staff for new software products as the Company devoted its resources to the development of its PEO operations.

Sales, general & administrative expenses, including salaries and wages, increased to approximately $1,025,000 in the three months ended September 30, 2003, compared to approximately $395,000 in the corresponding period of 2002. Acquisitions of PEO business units completed in the second quarter of 2003 contributed to the increase for the period.

                          PACEL CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Depreciation expenses increased to approximately $7,000 in the three months ended September 30, 2003, compared to approximately $3,700 for the corresponding period of 2002. Such increase is related to the Company's acquisition of assets for its PEO business units.

Interest Expense is interest accrued on the Convertible Notes, Notes payable and the interest due for the loan from a stockholder. Interest amounted to approximately $33,000 in the three months ended September 30, 2003 compared to $52,000 for the same period of 2002. The decrease is primarily attributable to the Company's repayment and settlement of outstanding obligations during the period.

Finance Expense for the three months ended September 30, 2003 was $262,978 compared to $15,000 for the three months ended September 30, 2002. The Company recorded imbedded interest in conjunction with the issuance of convertible debentures during the period assuming conversion of such debt was available on an immediate basis and has incurred fees associated with accessing its lines of credit.

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents at September 30, 2003 increased to $180,995 from $8,379 at December 31, 2002. Net cash used for operating activities was $1,910,007 during the nine months ended September 30, 2003 compared to $22,569 in the corresponding period ended September 30, 2002. The increase in the cash used in operating activities is mainly attributable to the increased operating loss for the quarter, settlement and repayment of outstanding accounts payable and recognition of revenue previously deferred by the Company's recently acquired BeneCorp Business Services unit offset by increases in accrued expenses, payroll related liabilities related to the Company's recently acquired PEO business units.

Net cash provided by investing activities for the nine months ended September 30, 2003 was $96,802. The Company utilized $71,000 in the corresponding period of 2002 for investing activities. During the second quarter of 2003, the Company utilized $105,000 of cash in the acquisition of the Asmara and NSC operating units and acquired cash of $160,744 in the acquisition of BeneCorp Business Services.

Net cash provided by financing activities in the nine months ended September 30, 2003 was $1,985,821 compared to $49,638 in the corresponding period ended September 30, 2002. The cash provided during the first nine months of 2003 is directly related to the Company's execution and utilization of two equity-based lines of credit.

In September 2002, the Company entered in an Equity line of credit for up to $10,000,000 from the Honor Hedge Fund and Reisco Hedge Fund through High Desert Capital at a variable discount rate of 12.5% to 50%. The Company can draw up to $500,000 per month. The line is being used for acquisitions and working capital. To date, the Company has borrowed $1,305,000 and issued 78,359,480 shares of common stock. Subsequent to the end of the third quarter, the principal individual involved in effecting the draw down of funds under this line of credit was unable to fulfill the most recent commitments under the agreement.

                          PACEL CORP. AND SUBSIDIARIES

During the third quarter of 2003 the Company issued 37,075,448 shares of its common stock in exchange for $325,000 of funding. As of September 30, 2003, the Company had not received $175,000 of funds for which shares had been issued. The Company has recorded a receivable for that amount and is in negotiation with the lender to reach a resolution.

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

In April 2003, the Company entered into a convertible note payable in the amount of $200,000. The note is for a three-year period and carries interest at a rate of 8% per annum. As of September 30, 2003, the holder of the note had converted the entire balance of the note into 33,675,386 shares of the common stock of the Company in accordance with the terms of the original agreement. At September 30, 2003, the Company had no remaining obligation under this debt instrument.

In April 2003, the Company entered into a two-year, $500,000 Note payable at an interest of 9% per annum. The balance of such note at September 30, 2003 is approximately $370,270. In June 2003, the Company entered into a convertible note payable in the amount of $95,000. The note is for a three-year period and carries interest at a rate of 8% per annum. As of September 30, 2003, the holder of the note had converted the entire balance of the note into 17,071,428 shares of the common stock of the Company in accordance with the terms of the original agreement. At September 30, 2003, the Company had no remaining obligation under this debt instrument.

In June 2003, the Company entered into two-year, convertible Note Payable for $50,000 at an interest rate of 10%. The conversion clause allows the holder of such note to convert the Note into the common stock of the Company at a discount of 30% from the market price at the date of conversion.

In June 2003, the Company entered into a short term loan agreement for $150,000. Such note is due to be paid on August 20, 2003. The Company issued approximately 8,823,000 shares of its common stock to serve as collateral for such loan and recorded a financing fee of $75,000 in association with the loan agreement. On August 19, 2003, the Company settled this obligation in total with the issuance of 19,623,590 shares of its common stock and has no remaining obligation.

In September 2003, the Company entered into a convertible note payable in the amount of $150,000. The note is for a three-year period and carries interest at a rate of 8% per annum. As of September 30, 2003, the holder of the note had converted the entire balance of the note into 35,304,638 shares of the common stock of the Company in accordance with the terms of the original agreement. At September 30, 2003, the Company had no remaining obligation under this debt instrument.

                          PACEL CORP. AND SUBSIDIARIES

In September 2003, the Company entered into a convertible note payable in the amount of $150,000. The note is for a three-year period and carries interest at a rate of 8% per annum. The conversion clause allows the holder of such note to convert the Note into the common stock of the Company at a discount of 30% from the market price at the date of conversion. At September 30, 2003, the balance of the note was $150,000.

In September 2003, the Company entered into a convertible note payable in the amount of $20,000. The note is for a three-year period and carries interest at a rate of 8% per annum. The conversion clause allows the holder of such note to convert the Note into the common stock of the Company at a discount of 30% from the market price at the date of conversion. At September 30, 2003, the balance of the note was $20,000.

In April 2003, the Company completed the acquisition of 100% of the outstanding stock of BeneCorp. Such acquisition was accounted for as a purchase. In conjunction with the acquisition, the Company assumed approximately $1,000,000 of debt. Consideration for the transaction was $200,000 in cash, of which the Company made an initial deposit of $96,000 in 2002, and the issuance of 200,000 shares of restricted common stock of the Company. The Company also executed one year employment contracts with two principal officers of BeneCorp in conjunction with the acquisition. In October 2003, the Company terminated the employment agreements with the two former officers of BeneCorp and incurred approximately $3,000 in expenses in association with their termination. The Company recorded the acquisition as a purchase and recorded $17,500 of fees and $1,669,500 of goodwill in association with the acquisition.

In April 2003, TRSG entered into an agreement for the purchase of customer contracts, with a value of up to $100,000,000, from MRG. In conjunction with the agreement, the Company issued 34,500,000 shares of unrestricted common stock and recorded a non-interest bearing receivable of $600,000. On August 27, 2003, the Company terminated its agreement with MRG as delivery of the promised contracts was no longer viable based on restrictions in the California insurance market. In conjunction with the termination of this agreement, the Company entered into a settlement agreement for repayment of the $600,000 receivable as the stock previously issued by the Company had been divested by MRG and was unable to be returned to the Company for cancellation. Such receivable is now secured by assets of MRG, consisting of publicly held securities, with an approximate value of $250,000. Such assets are assigned to Pacel in the event of default on the repayment by MRG. The repayment requires MRG to make monthly recurring payment of $20,000 over a period of thirty (30) months. MRG is currently in compliance with this settlement agreement and is making the required payments to the Company.

In April 2003, TRSG acquired substantially all of the assets of Asmara, Inc. ("Asmara"), a North Carolina corporation, including its ownership of several subsidiary operations, including Asmara Benefit Services, Inc. and Asmara Services I, Inc., North Carolina corporations, Woodstock Lumber Sales, Inc., an Oklahoma Corporation and Asmara of Florida I, Inc., Asmara of Florida II, Inc., Asmara of Florida III, Inc. and Asmara of Florida IV, Inc., Florida

                          PACEL CORP. AND SUBSIDIARIES

corporations. The acquisition was accounted for as a purchase. The Company assumed all debts of the operations of approximately $1,400,000, issued a note payable to the shareholder of Asmara, Inc. in the amount of $431,530, payable over a two year period and executed employment contracts with the principal officer and sole shareholder of Asmara. The balance of the note at September 30, 2003 was $378,780. Consideration under such agreement consists of cash compensation, bonuses based on business unit performance and grants of options on the common stock of the Company. The Company recorded $70,000 of fees and $1,859,858 of goodwill in conjunction with this acquisition.

On May 15, 2003, the Company acquired, through its wholly-owned subsidiary Asmara Services I, Inc., the outstanding membership units of NSC, LLC, a North Carolina limited liability company as a vehicle for entering into a workers' compensation product with a North Carolina carrier. Such acquisition was accounted for as a purchase. Consideration for the transaction was $100,000 in cash and the issuance of a note payable for $200,000. Such note is payable over eighteen (18) months and bears no interest. The balance of the note at September 30, 2003 was $156,000. The Company recorded the acquisition as a purchase and recorded $300,000 of goodwill in association with the acquisition. The Company's cash requirements for funding its administrative and operating needs continue to greatly exceed its cash flows generated from operations. Such shortfalls and other capital needs continue to be satisfied through equity financing and the issuance of convertible notes payable until additional funds can be generated from operations through acquisitions and organic business growth. The liabilities of the Company consist of over-extended accounts payable, payroll related liabilities and taxes, accrued officer's compensation and deferred revenue. Currently, the Company has focused its efforts on developing strategic relationships with other organizations associated with the HRO industry. The loss of its current equity financing would seriously hinder the Company's ability to execute its HRO business strategy and impair its ability to continue as a going concern. The Company expects to continue its investing activities, including expenditures for acquisitions, sales and marketing initiatives, product support, and administrative support based on the availability of funds.

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

                          PACEL CORP. AND SUBSIDIARIES

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


Item 3. CONTROLS AND PROCEDURES.

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.


PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Securities and Exchange Commission ("SEC") filed an action in Federal District Court asserting various violations of securities laws against the Company; David F. Calkins (the Company's current Chairman of the Board) and others. The complaint alleges that Mr. Frank Custable "orchestrated" a "scheme" to illegally obtain stock from various companies, including the Company, through "scam Commission Form S-8 registration statements, forged stock authorization forms and at least one bogus attorney opinion letter arranged by Custable." The complaint alleges that, in connection with this alleged "scheme," the Company and its CEO, David Calkins violated Section 17(a) of the Securities Act and
Section 10(b) and Rule 10b-5 of the Exchange Act. The SEC asks that the Company and Calkins be permanently enjoined from future violations, ordered to pay disgorgement and civil penalties and Calkins be barred from continued service as an office and director. As part of an ex parte proceeding, the District Court has ordered the Company and Calkins to provide an accounting of their assets and the transactions that are the subject of the complaint. The Company has been served with the complaint, and no further proceedings are scheduled at this time.

The Company is a defendant in various lawsuits, mainly with previous vendors of the Company still owed monies. The Company continues to settle such claims and has hired a firm to handle certain of those negotiations. All claims are recorded as liabilities on the balance sheet of the Company and the Company believes such recorded reserves to be adequate for the settlement of the claims.

                          PACEL CORP. AND SUBSIDIARIES

Item 2. Changes in Securities

None

     Option Grants

None

     Issuances of Stock for Services or in Satisfaction of Obligations

For the nine months ended September 30, 2003, the Company issued approximately 10,784,000 shares of its No Par Value common stock as payment for various consulting and legal fees.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

Acquisitions

In April 2003, the Company completed the acquisition of 100% of the outstanding stock of BeneCorp. Such acquisition was accounted for as a purchase. In conjunction with the acquisition, the Company assumed approximately $1,000,000 of debt. Consideration for the transaction was $200,000 in cash, of which the Company made an initial deposit of $96,000 in 2002, and the issuance of 200,000 shares of restricted common stock of the Company. The Company also executed one year employment contracts with two principal officers of BeneCorp in conjunction with the acquisition. The Company recorded the acquisition as a purchase and recorded $1,669,500 of goodwill in association with the acquisition.

In April 2003, TRSG entered into an agreement for the purchase of customer contracts, with a value of up to $100,000,000, from MRG. In conjunction with the agreement, the Company issued 34,500,000 shares of unrestricted common stock and recorded a non-interest bearing receivable of $600,000. On August 27, 2003, the Company terminated its agreement with MRG as delivery of the promised contracts was no longer viable based on restrictions in the California insurance market. In conjunction with the termination of this agreement, the Company entered into a settlement agreement for repayment of the $600,000 receivable as the stock previously issued by the Company had been divested by MRG and was unable to be returned to the Company for cancellation. Such receivable is now secured by assets of MRG, consisting of publicly held securities, with an approximate value of $250,000. Such assets are assigned to Pacel in the event of default on the repayment by MRG. The repayment requires MRG to make monthly recurring payment of $20,000 over a period of thirty (30) months. MRG is currently in compliance with this settlement agreement and is making the required payments to the Company.

                          PACEL CORP. AND SUBSIDIARIES

In April 2003, TRSG acquired substantially all of the assets of Asmara, Inc. ("Asmara"), a North Carolina corporation, including its ownership of several subsidiary operations, including Asmara Benefit Services, Inc. and Asmara Services I, Inc., North Carolina corporations, Woodstock Lumber Sales, Inc., an Oklahoma Corporation and Asmara of Florida I, Inc., Asmara of Florida II, Inc., Asmara of Florida III, Inc. and Asmara of Florida IV, Inc., Florida corporations. The acquisition was accounted for as a purchase. The Company assumed all debts of the operations of approximately $1,400,000, issued a note payable to the shareholder of Asmara, Inc. in the amount of $431,530, payable over a two year period and executed employment contracts with the principal officer and sole shareholder of Asmara. Consideration under such agreement consists of cash compensation, bonuses based on business unit performance and grants of options on the common stock of the Company. The Company recorded $70,000 of fees and $1,859,858 of goodwill in conjunction with this acquisition. On May 15, 2003, the Company acquired, through its wholly-owned subsidiary Asmara Services I, Inc., the outstanding membership units of NSC, LLC, a North Carolina limited liability company as a vehicle for entering into a workers' compensation product with a North Carolina carrier. Such acquisition was accounted for as a purchase. Consideration for the transaction was $100,000 in cash and the issuance of a note payable for $200,000. Such note is payable over eighteen (18) months and bears no interest. The Company recorded the acquisition as a purchase and recorded $300,000 of goodwill in association with the acquisition.

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


                               Pacel Corporation
                                  (Registrant)


BY: /s/David Calkins
   ----------------------
CEO/President
Chairman of the Board


DATED:     November 12, 2003