Form 10KSB
period 2003-12-31
PACEL CORP
filed 2004-03-30
CIK 1044490

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

[X]  Annual report under Section 13 or 13(d) of the  Securities  Exchange Act of
     1934

For the fiscal year ended:  December 31, 2003

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________  to  ___________________.

Commission File Number: 000-29459

                                Pacel Corporation
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

VIRGINIA                                              54-1712558
-----------------------------------------     ----------------------------------
(State or other jurisdiction of                (IRS Employer
 incorporation or organization)                        Identification Number)

10108 Industrial Drive
Pineville, North Carolina                             28134
-----------------------------------------     ----------------------------------
(Address of principal executive offices)              (Zip Code)

Issuers telephone number: (704) 643-0676

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                           Name of each exchange
                                              on which registered
None                                                  N/A
--------------------------                    ----------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                           COMMON STOCK, NO PAR VALUE
           ----------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporate by reference in Part III f this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenue for the fiscal year ended December 31, 2003 was $3,840,586.

As of March 25, 2004, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant computed by reference to the average bid and asked price of such common equity on that date was $1,134,880. As of March 25, 2004, the issuer had 27,903,051 outstanding shares of common stock.

Transitional small business format   Yes [_]  No [X]

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

In 2003, the Company continued its strategy for penetrating the Human Resources Outsourcing ("HRO") industry based on its evaluation of its business model and existing business initiatives completed in 2002. The Company's intention to enter this business sector was announced in September 2002 and was based on an evaluation of potential business markets that provide the potential for success.

The HRO market is a component part of the Business Process Outsourcing ("BPO") industry. The broad category of BPO is a huge area that includes such outsourced functions as information technology, human resources, logistics, facilities management and finance/accounting where an external provider assumes responsibility to own, manage and administer a particular process on the basis of performance criteria that have been mutually agreed upon. HRO is a large and complex universe in itself, encompassing the outsourcing of the many different functions generally considered to be the domain of the Human Resources department.

The HRO industry began to evolve in the early 1980s, largely in response to the difficulties faced by small to medium sized businesses in procuring workers' compensation and group health insurance coverage on a cost- effective basis and operating in an increasingly complex legal and regulatory environment. While various service providers, such as payroll processing firms, benefits and safety consultants and temporary staffing firms were available to assist these businesses with specific tasks, PEOs began to emerge as providers of a more comprehensive outsourcing solution. PEOs combined the employees of a large number of clients and leveraged their purchasing power to obtain workers' compensation and group health programs. With the subsequent hardening of those insurance markets for PEOs in the early 2000's, PEOs began investigating additional market opportunities for further development of their business model.

The Company's began its entry into the HRO market through the 2003 acquisition of two Professional Employer Organizations ("PEO") located in North Carolina and Texas. The Company's is focusing its efforts on the PEO and Administrative Services Organization ("ASO") sectors of the HRO industry, providing human capital management solutions to small and medium sized business clients within the United States. Evaluation of organic growth strategies combined with continued scrutiny and examination of potential acquisition candidates continues in order to secure the Company's position as a leader within the industry. Though the Company remains exclusively focused on the PEO and ASO markets at this time, it sees its entry into these markets as an opportunity to tap into the lucrative small business BPO market and intends to compliment its PEO and ASO activities with additional services such as information technology services, business consulting and financial services at a still undetermined future time. In 2004, the Company continues its focus on its PEO and ASO business model, evaluating, completing and integrating planned acquisitions, developing leading vendor relationships and establishing itself as an industry leader.

Through its PEO and ASO business unit, the Company markets to its clients, typically small to medium sized businesses with between five (5) and one thousand (1,000) employees, a broad range of products and services that provide an outsourced solution for the client's Human Resources ("HR") needs. Industry estimates indicate that this "middle market" opportunity encompasses approximately 100,000 small to medium-sized businesses employing over 40 million people. Another benefit of the industry is that the target market is not restricted as to industry, sector or size. Virtually every company has human resources needs and almost all can benefit from some level of outsourcing. Smaller firms appreciate the professional expertise and pooled resources brought by a PEO or ASO while the potential for economies of scale created by outsourcing the heavily transaction- intensive HR function make a compelling economic argument. The Company's service offerings include payroll services, benefits administration, governmental compliance, risk management, unemployment administration, and health, welfare and retirement plan benefits. Although the Company maintains successful relationships with its existing vendors in the Southeastern United States, it continues negotiations with several national vendors in these areas in order to effectively and competitively provide such services to a broad range of clients on a national scale.

By allowing the management of these small to medium sized business clients to focus on the "business of business" rather than the complicated and time consuming administrative tasks of managing human capital issues, the Company, in delivering its services, should be well positions to improve the efficiency of its clients' businesses, enhancing their ability to be profitable in their chosen marketplace. Additionally, such initiatives as improving their ability to attract and retain talent, improving the planning and management of payroll cash flows and managing employment risks should enhance the success of the Company's clients.

In a PEO relationship, the client transfers certain employment-related risks and liabilities to the Company and retains other risks and liabilities. In this context, the client and the Company are each viewed as and become a "co-employer" of the client's worksite employees. In order to enter into a co-employer relationship, the Company operates as a Professional Employer Organization.

As a co-employer, employment-related liabilities are contractually allocated between the Company and the client under a written Professional Services Agreement. Under the Professional Services Agreement, the Company assumes responsibility for and manages the risks associated with each client's worksite employee payroll obligations, including the liability for payment of salaries and wages (including payroll taxes) to each worksite employee and, at the client's options, responsibility for planning, providing and administering group health, welfare and retirement benefits to such individuals. These obligations of the Company are fixed, whether or not the client makes timely payment of the associated service fee. In this regard, it is important to understand that, unlike payroll processing service providers, the Company issues to each of the client's worksite employees, Company payroll checks drawn on the Company's bank accounts. The Company also reports and remits all required employment information and taxes to the Internal Revenue Service ("IRS") and issues a Federal Form W-2 to each worksite employee under the appropriate Company Federal Employer Identification Number ("FEIN"). The Company assumes the responsibility for compliance with those employment-related governmental regulations that can be effectively managed away from the client's worksite. In many cases, the Company provides the employee workers' compensation insurance coverage under the Company's insurance policy. The client may elect, or the workers' compensation carrier may require, retaining its own policy for the management of this risk. In all cases, the Company remains heavily involved with safety and risk management to assist the client in controlling risk and potentially reducing the cost of such coverage. The client contractually retains the general day-to-day responsibility to direct, control, hire, terminate and manage each of the client's worksite employees. The worksite employee services are performed for the exclusive benefit of the client's business. The client also remains responsible for compliance with those employment-related governmental regulations that are more closely related to the day-to-day management of worksite employees.

In an ASO  relationship,  the client  retains all  employment-related  risks and
liabilities  and  the  Company  provides   outsourced   solutions  to  meet  the
administrative and HR needs of the client.

The Company charges its clients a service fee that is designed to yield a profit to the Company and cover the cost of certain employment-related taxes, workers' compensation insurance coverage and administrative and field services provided by the Company to the client. The component of the service fee related to administration varies according to the size of the client, the amount and frequency of payroll payments, whether a PEO or an ASO arrangement and the method of delivery for such payments. In a PEO relationship, the component of the service fee related to workers' compensation and unemployment insurance is based, in part, on the client's historical claims experience. In addition, the client may choose to offer certain health, welfare and retirement benefits to its worksite employees. In addition to the service fee and costs of selected benefit plans, billings to each client also include the wages and other employment-related taxes of each worksite employee. The gross billings are invoiced at the time of deliver of each periodic payroll delivered to the client.

Currently, the Company provides workers' compensation insurance coverage for its worksite employees through several vendor arrangements, depending on the geographic location of the client's worksite(s). The Company has, to date, been unsuccessful in obtaining a national program for its current client base and anticipated growth. The Company is continuing negotiations with several carriers in order to obtain such national coverage program. The Company pays the premium for coverage and passes to its clients some or all of the costs attributable to the coverage for their respective worksite employees in its service fee. The Company does not act as an insurance company. However, as part of a 2003 acquisition, the Company acquired a fully-licensed, but non-operating, North Carolina-based insurance company. The Company does assume certain workers' compensation risk as a result of providing these services.

Human Resources Outsourcing Industry

Human Resources Outsourcing ("HRO") is a subset of the more comprehensive Business Process Outsourcing ("BPO") sector. Since the 1980's, American industry has embraced the general concept of outsourcing non-core or non-mission critical processes, incorporating it into the American way of business. Outsourcing is perceived as bringing economies of scale, higher levels of expertise and greater efficiency to those processes.

One of the sectors of the HRO industry began to evolve in the early 1980s, largely in response to the difficulties faced by small to medium-sized businesses in procuring workers' compensation and group health insurance coverage on a cost-effective basis and operating in an increasingly complex legal and regulatory environment. While various service providers, such as payroll processing firms, benefits and safety consultants and temporary staffing firms, were available to assist these businesses with specific tasks, Professional Employer Organizations ("PEO") began to emerge as providers of a more comprehensive outsourcing solution for these activities. PEOs combined the employees of a large number of clients and leveraged their purchasing power to obtain more cost- effective workers' compensation and group health insurance programs.

The Company believes that the key factors driving demand for HRO services are the increasing acceptance in the small to medium-sized business community of outsourcing certain non-core business functions such as those offered by the Company; the size and growth of the small to medium-sized business community in the United States; the increasing complexity of employment-related governmental regulations and the related costs of compliance with those regulations; the need of businesses to manage the cash expenditures associated with payroll and payroll-related expenses, including workers' compensation insurance; and the need to provide competitive benefit programs, including health, welfare and retirement, on a cost-effective and convenient basis.

Another factor affecting the HRO industry has been the increasing recognition and acceptance by regulatory authorities of PEOs and the co-employer relationship that exists when a client contract with a PEO for services reflected in the development of licensing or registration requirements at the state level. The National Associated of Professional Employer Organizations ("NAPEO"), of which the Company is a member, has worked, along with industry leaders, with the relevant government entities for the establishment of a regulatory framework that would clarify the roles and obligations of the PEO and the client in the co-employer relationship. This framework generally imposes financial responsibility on the PEO in order to promote the increased acceptance and further development of the industry.

Twenty-five states, including states where the Company currently has operations, have passed laws that have licensing, registration or other regulatory requirements for PEOs and several additional states are considering such regulation. Such laws vary from state to state, but generally codify the requirements that the PEO must reserve the right to hire, terminate and discipline worksite employees and secure workers' compensation insurance. In certain instances, the Company delegates or assigns such rights to the client. The laws also generally provide for monitoring the fiscal responsibility of the PEOs and, in many cases, the licensure of the controlling officers of the PEO.

Since the late 1990's, due to changes in the workers' compensation and group health insurance markets, many PEOs have encountered significant difficulties in obtaining workers' compensation and group health benefit insurance policies. Many PEOs have exited the industry due to the lack of available workers' compensation and group health benefit insurance programs or due to their inability to provide the financing security required by insurance companies in order to obtain such coverage. The Company views this continued pressure on the market as an opportunity, providing potentially viable acquisition targets to further support its business development strategy.

All  of  the  Company's  clients  are  required  to  enter  into  the  Company's
Professional Services Agreement (the "PSA"). The PSA provides for an initial one-year term and is subject to termination by the Company or the client at any time upon thirty (30) days written notice. The Company has several versions of its basic PSA and utilizes each depending upon the relationship with the client. Clients may enter into PEO or Administrative Services Only ("ASO") arrangements, may bring their own benefit programs, provide their own workers' compensation coverage, use only payroll services, etc. and the agreement is available to be modified to suit the individual client's needs and elections. After the initial one-year term, the contract may be renewed or terminated. Based on the results of a financial review, the Company may require the owners of client companies to personally guarantee the client's obligations under the PSA.

The Company retains the right to terminate the PSA as well as its co-employment relationship, if applicable, with the worksite employees immediately upon non-payment by a client. The Company manages its credit risk through the periodic nature of payroll, client credit and banking checks, owner guarantees, the Company's client selection process and its right to terminate the PSA and the co-employment relationship with the worksite employees.

Competition

The PEO sector of the industry is highly fragmented. The primary competition is other PEOs, insurance agents, and fee-for-service providers, such as payroll processors and HR consultants. The market for human resources consulting services is expected to become increasingly competitive as larger companies, some of which have greater financial resources than the Company, compete in the market.

The key competitive factors in the HRO industry are breadth and quality of services, price, reputation, financial stability, and choice, quality and cost of benefits. The Company will seek to compete through its ability to provide a full-service HR solution using a variety of delivery methods best suited to the individual client with an emphasis on leveraging technology.

The Company believes that some smaller PEOs are exiting the industry due to increased collateral required by providers of workers' compensation and health benefits insurance. In addition, an increase in costs and a lack of available workers' compensation and health benefits insurance programs is impacting these PEOs.

Industry Regulation

Numerous federal and state laws and regulations relating to employment matters, benefit plans and employment taxes affect the operations of the Company. By entering into a co-employer relationship with its clients, the Company assumes certain obligations and responsibilities as an employer under these laws. Because many of these federal and state laws were enacted before the development of non-traditional employment relationships, such as PEOs, temporary employment and other employment-related outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of non- traditional employers. In addition, the definition of "employer" under these laws is not uniform.

Some governmental agencies that regulate employment have developed rules that specifically address issues raised by the relationship among PEOs, clients and worksite employees. Such regulations are relatively new and, therefore, the interpretation and application of these regulations by administrative agencies and Federal and state courts are limited or non-existent. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time. In addition, from time to time, states have considered, and may in the future consider, imposing certain taxes on gross revenues or service fees of the Company and its competitors.

The Company believes that its operations are currently in compliance in all material respects with applicable Federal and state statutes and regulations.

Employee Benefit Plans

The Company currently offers two 401(k) retirement plans, designed to be "multiple employer" plans under the Internal Revenue Code of 1986, as amended (the "Code") Section 413(c) by way of recent acquisitions. The plan design enables owners of clients and highly compensated worksite employees, as well as highly compensated internal employees of the Company, to participate. Employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act ("ERISA").

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

Accordingly,   while  the  Company  believes  it  has  assumed  the  withholding obligations for worksite employees, should the Company fail to meet these obligations, the client may be held jointly and severally liable.

State Regulation

While many states do not explicitly regulate PEOs, twenty-five states, including several states where the Company has operations (North Carolina, Florida, South Carolina and Texas) have passed laws that have licensing, registration or other compliance requirements for PEOs. Several additional states are considering such regulation. Regulations vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. The Company holds licenses, is registered or otherwise compliant in the states in which it currently has operations. The Company plans to seek such registration and licensing in the remaining states in the near future. Whether or not a state has licensing, registration or other compliance requirements, the Company faces a number of other state and local regulations that could impact its operations.

In  connection  with  the  safe  harbor  provisions  of the  Private  Securities
Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein, in other filings made by the Company with the Securities and Exchange Commission, in press releases or other writings, or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "anticipated," "plans," "intends," "will continue," "estimated," and "projection") are not historical facts and may be forward-looking and, accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following:

i) volatility of costs of workers' compensation insuranc coverage and excess premium generated from the workers' compensation component of the Company's service offering under the Company's loss sensitive workers' compensation programs;
ii)  volatility  of state  unemployment  taxes;
iii) the uncertainties of the collateralization required by, as well as the availability and/or renewal of, the Company's medical benefit plans, general insurance and workers' compensation insurance programs for the worksite employees;
iv) uncertainties as to the amount the company wil pay to subsidize the costs of medical benefit plans;
v) possible adverse application of certain federal and state laws and the possible enactment of unfavorable laws or regulation;

vi) litigation and other claims against the Company and its clients, including the impact of such claims on the cost, availability and retention of the Company's insurance coverage programs;
vii) impact of competition from existing and new businesses offering human resources outsourcing services;
viii)risks associated with expansion into additional markets where the Company does not have a presence or significant market penetration;
ix) risks associated with the Company's dependence on key vendors and the ability to obtain or renew benefit contracts and general insurance policies at rates and with retention amounts acceptable to the Company;
x) an unfavorable determination by the Internal Revenue Service or Department of Labor regarding the status of the Company as an "employer";
xi) the possibility of client attrition due to pric competition or the Company's decision to increase the price of its services, including medical benefits;
xii) risks associated with geographic market concentration;
xiii) the financial condition of clients;
xiv) the effect of economic conditions in the Unite States generally on the Company's business;
xv) the failure to properly manage growth and successfully integrate acquired companies and operations;
xvi) risks associated with providing new service offerings to clients;
xvii) the ability to secure outside financing at rate acceptable to the Company; xviii) risks associated with third party claims relate to the acts, errors or omissions of the worksite employees; and
xix) other factors which are described in further detail in this Annual Report on Form 10-KSB and in other filings by the Company with the Securities and Exchange Commission.

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

Acquisitions

In April 2003, the Company completed the acquisition of 100% of the outstanding stock of BeneCorp Business Services, Inc. ("BeneCorp"). Such acquisition was accounted for as a purchase. In conjunction with the acquisition, the Company assumed approximately $1,000,000 of debt. Consideration for the transaction was $200,000 in cash, of which the Company made an initial deposit of $96,000 in 2002, and the issuance of 200,000 shares of restricted common stock of the Company. The Company also executed one year employment contracts with two principal officers of BeneCorp in conjunction with the acquisition. The Company recorded the acquisition as a purchase and recorded $17,500 of fees and $1,669,500 of goodwill in association with the acquisition. In October, 2003, the Company terminated the employment agreements with the two former officers of BeneCorp.

In April 2003, The Resourcing Solutions Group, Inc. ("TRSG") entered into an agreement for the purchase of customer contracts, with a value of up to
$100,000,000, from Management Resource Group California, LLC ("MRG"). Consideration for such contracts was to be three times annualized net profit margin on each contract paid in either cash or freely tradable common stock of the Company. Initially, the Company issued 34,500,000 shares of unrestricted common stock in conjunction with the purchase of the contracts and recorded a receivable of $600,000 in conjunction with that issuance. In addition, the Company entered into a one-year agreement with MRG to provide continuing administrative services under such customer contracts. On August 27, 2003, the Company terminated its agreement with MRG as delivery of the promised contracts was no longer viable based on restrictions in the California insurance market.

In conjunction with the termination of this agreement, the Company entered into a settlement agreement for repayment of the $600,000 receivable. The repayment requires MRG to make monthly recurring payment of $20,000 over a period of thirty (30) months. MRG has failed to meet its obligations under this agreement and the Company is currently reviewing its settlement and litigation options. As of December 31, 2003, there was $575,000 remaining as due to the Company from MRG. The Company has fully reserved this amount as uncollectible.

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

Employees

As of March 31, 2004, Pacel Corp. employed 16 persons on a full time basis. Pacel Corp. supplements fulltime employees with subcontractors and part-time individuals, consistent with workload requirements. The Company's continued success depends heavily upon its ability to retain highly qualified and competent personnel.

                       COMPLIANCE WITH ENVIRONMENTAL LAWS

Company operations do not pollute nor involve discharge of material into the environment. As a result, no expenditure is budgeted or required for environment protection or restoration. Pacel is concerned about protecting the environment and participates in recycling programs.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains its executive offices at 10108 Industrial Drive, Pineville, North Carolina 28134. The company has a full service lease until December 31, 2004. The Company's telephone number is (704) 643-0676 and its facsimile number is (704) 643-0678. The Company is also a party to leases for three "key-man" office spaces located in Plano, Texas; Jacksonville, Florida; and Washington, Virginia.

ITEM 3. LEGAL PROCEEDINGS

The Securities and Exchange Commission (the "SEC") filed an action in federal district court asserting various violations of securities laws against the Company. The complaint alleges that defendant Frank Custable "orchestrated" a "scheme" to illegally obtain stock from various companies, including the Company, through "scam Commission Form S-8 registration statements, forged stock authorization form and least one bogus attorney opinion letter arranged by Custable." The complain alleges that, in connection with this alleged "scheme", the Company and its Chairman and former CEO, David Calkins, violated Section

17(a) of the Securities Act and Section 10(b) and Rule 10b-5 of the Exchange Act. The SEC asks that the Company and Calkins be permanently enjoined from future violations, ordered to pay disgorgement and civil penalties and Calkins be barred from continued service as an officer and director. As part of an ex parte proceeding, the District Court has ordered the Company and Calkins to provide an accounting of their assets and the transactions that are the subject of the complaint. The Company has been served with the complaint, and no further proceedings are scheduled at this time.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company is traded on over-the-counter Electronic Bulletin Board under the symbol "PCCL." On December 31, 2003 there were 195 holders of record of our common stock. As many such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of our common stock, for the periods indicated, all of which are adjusted for all stock splits and reverses. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

The "high" and "low" bid quotations for the Company's Common Stock for each quarterly period for the fiscal years ended December 31, 2002 and December 31, 2003 were as follows:

Calendar Quarter     High Bid Price        Low Bid Price

    2002
    First             $ 1,650.00            $ 270.00
    Second                360.00               60.00
    Third                  87.00               15.00
    Fourth                 37.00                6.00

    2003
    First                  17.00                0.70
    Second                  6.30                0.50
    Third                   2.40                0.10
    Fourth                  0.70                0.10

On December 31, 2003, there were approximately 195 shareholders of record of the Company's Common Stock.

The Company has paid no cash dividends since its inception. The Company currently plans to retain any future earnings for use in its business and does not intend to pay cash dividends in the foreseeable future. Holders of the Common stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available therefore.

RECENT SALES OF UNREGISTERED SECURITIES

In 2003, in connection with the acquisition of BeneCorp Business Services, Inc., the acquisition of contracts from Management Resource Group California, LLC and other working capital purposes, the Company issued a total of 1,576,834,553 unrestricted shares of the Company's no par value common stock, before adjusting such shares to reflect the effects of any stock splits occurring subsequent to issuance. After giving effect to the one- for-thirty reverse split on March 17, 2003 and the one-for-one hundred reverse split on February 24, 2004, such shares would be restated as 12,448,550 shares. Such shares were issued to The Honor Hedge Fund, LLC, a Nevada limited liability company; Reisco Consulting, Inc., a Nevada Corporation; Equities First, LLC a Delaware Limited Liability Company; MRG California LLC, a California Limited Liability Company; Compass Capital, Inc., a New York Corporation; and T&B Associates, Inc., a Florida Corporation. These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by courts in Nevada, Illinois and Florida who specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.

On April 25, 2003, the Company issued 120,000,000 shares of its common stock, no par value per share, to David and F. Kay Calkins in exchange for $600,000 of debts owed to them. Subsequent to the one-for-one hundred split in February 2004, such shares were replaced with 1,200,000 shares of the common stock of the Company. However, because they are "Affiliates" of the Company, Mr. and Mrs. Calkins will be able to sell such shares only in compliance with Rule 144 and
145. The shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by courts in Nevada and Illinois. Such courts

From January 1, 2004 until March 25, 2004, in connection with the funding of working capital shortfalls and expenses associated with the review of potential acquisition candidates, the Company issued a total of 332,166,221 unrestricted shares of the Company's no par value common stock, before adjusting such shares to reflect the effects of any stock splits occurring subsequent to issuance. After giving effect to the one-for-one hundred reverse split on February 24, 2004, such shares would be restated as 11,145,615 shares. Such shares were issued to Honor Hedge Fund, LLC, a Nevada limited liability company; Reisco
Consulting, Inc., a Nevada corporation; Compass Capital, Inc., a New York Corporation; and T&B Associates, Inc., a Florida Corporation. These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by courts in Nevada, Illinois and Florida who specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.

Option Grants

None.

Issuances of Stock for Services or in Satisfaction of Obligations

The Company issued 41,623,496 shares of its no par value common stock for various consulting, financing and legal fees for the year ended December 31, 2003. After giving effect to the one-for-thirty reverse split on March 17, 2003 and the one-for-one hundred reverse split on February 24, 2004, such shares would be restated as 319,567 shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue for the year ended December 31, 2003 to $3,840,586. All of the Company's revenue in 2003 was derived from its recently acquired PEO operating units. In 2002, the Company derived revenue from the sale of retail hardware and software products, but all such operations have been classified as discontinued
operations for presentation purposes. In 2003, the Company was not actively selling such products due to all resources being devoted to the acquisition and development of its PEO business.

Due to the significance of the amounts included in billings to the Company's clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the year ended December 31, 2003. The Company had no such revenue in the corresponding periods of 2002.

                                                                   Year ended
                                                               December 31, 2003

       Reconciliation of billings to revenue recognized:
                Gross billings to clients                       $    25,437,118
                Less - Gross wages billed to clients                (21,597,214)
                                                                ---------------

                Revenue from PEO services                       $     3,839,904
                Other miscellaneous revenue                                 682
                                                                ---------------


                Total revenue as reported                       $     3,840,586
                                                                ===============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cost of services for the year ended December 31, 2003 was $2,985,530, and is related directly to the delivery of services to its PEO clients. No such PEO business activity occurred in the year ended December 31, 2002. During 2003, the Company began experiencing difficulties in processing unemployment claims for its North Carolina worksite employees. Upon research of the difficulties, the Company learned that its North Carolina Employment Security Commission account was being actively reviewed by that agency. Although the Company has received no notices in writing from the agency, it has engaged counsel to bring this matter to a close as quickly as possible. There is a possibility that liability for the Company may be the result of this review, but management is currently unable to provide a reasonable estimate of the amount.

Gross profit contributed by the PEO operations of the Company totaled $855,056 for 2003. This amount is equivalent of 3.42% of billings or 22.6% of revenue.

Sales, general & administrative expenses, including salaries and wages, decreased to$3,065,418 for the year ended December 31, 2003, compared to $4,367,365 in the corresponding period of 2002. During 2002, the Company began to decrease its level of spending for general and administrative expenses as it had discontinued the operations of its retail hardware and software business.

Depreciation expenses decreased to $25,438 for the year ended December 31, 2003, compared to $55,618 for 2002. The majority of the 2003 depreciation expense is related to the Company's acquisition of assets for its PEO business units. The decrease is due to the disposal of assets related to the Company's relocation and downsizing of its operating activities in 2002.

Interest Expense is interest paid and accrued on convertible notes, notes payable, taxes and loans from officers or stockholders. Interest for the year ended December 31, 2003 was $410,718 compared to $141,450 for the same period of 2002. The increase is primarily attributable to the Company's continued need to borrow for working capital needs.

Finance Expense for 2003 was $585,905 compared to $235,509 for 2002. The Company recorded imbedded interest in conjunction with the issuance of convertible debentures during the period assuming conversion of such debt was available on an immediate basis and has incurred fees associated with accessing its lines of credit. The Company anticipates that such costs will continue at the 2003 levels until an alternative source of financing can be implemented.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operating activities for the years ended December 31, 2003 and 2002 was $3,592,727 and $36,475 respectively. The use of cash in operating activities for the year ended December 31, 2003 is mainly attributable to the increased operating loss for the year, settlement and repayment of outstanding accounts payable and recognition of revenue previously deferred by the Company's recently acquired BeneCorp Business Services unit offset by increases in accrued expenses, payroll related liabilities related to the Company's recently acquired PEO business units.

Net cash provided by investing activities for the year ended December 31, 2003 was $38,052. The Company utilized $25,000 in the corresponding period of 2002 for investing activities. During the second quarter of 2003, the Company utilized $105,000 of cash in the acquisition of the Asmara and NSC operating units and acquired cash of $160,744 in the acquisition of BeneCorp Business Services.

Net cash provided by financing activities for the year ended December 31, 2003 was $4,228,696 compared to $11,815 in the corresponding period ended December 31, 2002. The cash provided during the 2003 fiscal year is directly related to the Company's execution and utilization of three equity-based lines of credit.

On December 31, 2003, the Company had $682,400 in cash and cash equivalents compared to $8,379 at December 31, 2002. In addition, the Company maintains a trust account that, at December 31, 2003 had a balance of $1,100,000 related to funds prepaid for 2004 services by a client of the Company. Such funds are segregated and are unavailable for general operating purposes. The Company anticipates that it will continue to have significant capital requirements as operations continue to use cash in excess of billings. The Company views this investment in building its infrastructure as necessary to the execution of its business plan. The Company consolidated all operations except sales and risk management at its corporate headquarters in Charlotte, North Carolina by the end of 2003 in order to reduce operating expenses.

In September 2002, the Company entered into an equity line of credit for $10,000,000 from the Honor Hedge Fund and Reisco Hedge Fund through High Desert Capital at a variable discount rate of 12.5% to 50%. The Company can draw up to $500,000 per month. The line is being used to fund acquisitions and shortfalls in working capital. During 2003, the Company drew down $1,385,000 and issued 407,123,834 shares, before the effect of any splits subsequent to the issuance of those shares, of common stock in conjunction with this equity line. After giving effect to the one-for-thirty reverse split in March 2003 and the one-for-one hundred reverse split in February 2004, the total shares issued would be restated as 1,534,844 shares.

In March 2003, the Company entered into an equity line of credit for $10,000,000 from Equities First Inc. at a discount rate of up to 50%. Pursuant to an Assignment and Assumption Agreement dated February 10, 2004, Gala Enterprises Ltd. Was substituted for Equities First Inc. Access to the funds is limited to $500,000 per month. The line is being used to fund acquisitions and shortfalls in working capital. The Company drew down $377,675 and issued 119,000,000 shares, before the effect of any splits subsequent to the issuance of those shares, of common stock in 2003. After giving effect to the one-for-thirty reverse split in March 2003 and the one-for-one hundred reverse split in February 2004, the total shares issued would be restated as 320,000 shares.

Subsequent to the end of 2003 and the substitution of Gala Enterprise Ltd., no funding under this line has occurred.

In August 2003, the Company entered into an equity line of credit for $10,000,000 from Compass Capital Inc. and T&B Associates, Inc. at a discount rate of up to 50%. The Company can draw up to $500,000 per month. The line is being used to fund acquisitions and shortfalls in working capital. During 2003, the Company drew down $2,275,000 and issued 1,017,210,718 share of common stock in conjunction with this equity line. After giving effect to the one-for-one hundred reverse split in February 2004, the total shares issued would be restated as 10,172,106 shares.

The cash requirements of the Company needed to fund corporate and operating expenditures continue to exceed cash flows generated from operations. The Company continues to satisfy its capital needs through equity financing until sufficient cash flows can be generated from PEO revenues through organic growth initiatives for the existing operations and the acquisition of additional business units. Liabilities of the Company consist of over extended accounts payable, payroll taxes, loans from officers and accrued officer's compensation. The loss of equity financing would seriously hinder the Company's ability to continue as a going concern.

The Company is continually seeking strategic relationships to enhance its products and services. Currently, the Company has focused its efforts on developing strategic relationships with other organizations associated with the PEO business. The Company expects to continue its investing activities, including expenditures for PEO acquisitions, sales and marketing, product support, and administrative support, as funds are available.

In March 2003, the Company effected a one-for-thirty reverse stock split restating the number of common shares as of December 31, 2002 from 635,537,735 to 21,184,591. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.

In February 2004, the Company effected a one-for-one hundred reverse stock split restating the number of common shares outstanding as of December 31, 2002 from 21,184,591 to 211,846 and the number of common shares outstanding as of December 31, 2003 from 1,675,736,763 to 16,757,368. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.

In April 2003, the Company issued a one time dividend of one share of The Resourcing Solutions Group, Inc. ("TRSG") (an Over-the-Counter, non-reporting company, Symbol: RESG) for each share of the Company held by shareholders of record on December 10, 2002.

Forward Looking Statements

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995.

This Form 10-KSB includes forward-looking statements relating to the business of the Company. Forward- looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the effect of technological changes; (b) increases in or unexpected losses; (c) increased competition; (d) fluctuations in the costs to operate the business; (e) uninsurable risks; and (f) general economic conditions.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

     a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                       Age      Position(s) with Company
------------------        ----    ----------------------------------
David E. Calkins           60      Chairman of the Board, Director
F. Kay Calkins             45      Director
W. Revel Bellamy           54      President and Chief Executive Officer
Timothy L. Maness          43      Chief Financial Officer

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

Family Relationships

David E. Calkins and F. Kay Calkins are husband and wife.

Business Experience

David E. Calkins, Chairman of the Board and Director

David E. Calkins founded PACEL in 1994 and is a member and Chairman of the Board of Directors. Mr. Calkins also served as President, Chief Executive Officer and Chief Financial Officer of the Company until December 2003. From 1992 until founding PACEL, Mr. Calkins was the Regional Manager of three divisions of Pacific Nuclear Corporation ("PRC"), now known as Vectra Technologies, Inc., an engineering and information services company, listed and traded on NASDAQ Stock Market. Vectra Technologies provides power plant modifications, maintenance support and nuclear fuel handling to utility companies and the United States Department of Energy. From 1987 to 1993, Mr. Calkins served as Project Manager, Program Director, Vice President of Operations, and Executive Vice President for Business Development for PRC. Mr. Calkins served from 1981 to 1986 as Manager of Engineering and Construction for the Zack Company, a Chicago, Illinois mechanical contractor to the utility industry. Mr. Calkins was also a Manager of Quality Engineering and Startup Engineer for Westinghouse. From 1972 to 1981, Mr. Calkins served as an Executive Engineer and Consultant for NUS Corporation, a consulting firm for domestic and international utilities, The United States Nuclear Regulatory Commission and Department of Energy. Mr. Calkins resides in Virginia and is the spouse of F. Kay Calkins.

F. Kay Calkins, Director

F. Kay Calkins current serves as a Director of the Company. Prior to the fourth quarter of 2003, she served as President of EBStor.com, Inc. ("EBStor"), an Internet and web development company, until that operation ceased activities in the fourth quarter of 2003. In her capacity as President, Ms. Calkins was responsible for oversight of all operations of the company. Ms. Calkins is experienced in the management of technology companies and utilized that experience in the start-up and growth of EBStor. Prior to her position with EBStor, Ms. Calkins was Vice President and Chief Operating Officer of PACEL Corp., where she oversaw the day-to- day operations of the Company and managed the development and deployment of software systems. Ms. Calkins has over fifteen years of experience in technology-related companies. Before accepting the positions with PACEL Ms. Calkins was President of CMC Services, a marketing and consulting firm based in Virginia. Ms. Calkins resides in Virginia.

W. Revel Bellamy

Mr. Bellamy was elected as President and Chief Executive officer of the Company in December 2003. Mr. Bellamy founded Asmara, the North Carolina-based PEO that was acquired by the Company in April 2003. Prior to the acquisition of Asmara by the Company, Mr. Bellamy served as President and Chief Executive Officer of Asmara and its affiliated companies. Prior to founding Asmara, Mr. Bellamy had accumulated over twenty years of experience building and operating a large commercial construction company. Mr. Bellamy currently resides in North Carolina.

Timothy L. Maness

Mr. Maness was elected as Chief Financial Officer of the Company in December 2003. He had served as Chief Financial Officer of Asmara from May 2002 until its acquisition by the Company in April 2003, after spending three years with an early-stage internet brokerage firm as Chief Financial Officer. Before that, Mr. Maness spent five years, in several senior capacities, with Broadway & Seymour, Inc., a publicly traded software concern focused on the financial services industry. He is a senior financial executive with over twenty years of experience in managing and directing the financial activities of business organizations. He received his Bachelor of Science in Accounting from the University of North Carolina at Charlotte and is licensed as a Certified Public Accountant in North Carolina. Mr. Maness resides in North Carolina.

ITEM 10. MANAGEMENT REMUNERATION AND TRANSACTIONS

Executive Compensation

                                   Annual        Annual      Annual              LT Comp       LT
                                     Comp          Comp        Comp                 Rest       Comp            LTIP
Name and Post           Year       Salary         Bonus       Other                Stock      Options         Payouts
-------------
David E. Calkins,       2001      175,000 [1]         0           0                    0       33,333 [2]           0
Chairman of the Board   2002      175,000 [1]         0           0            1,200,000 [3]        0               0
                        2003      127,497 [4]         0     120,609 [4], [6]           0            0               0

William R. Bellamy,     2001            0             0           0                    0            0               0
President and CEO       2002            0             0           0                    0            0               0
                        2003       98,077 [5]    49,545       6,423    [6]             0            0               0

Timothy L. Maness,      2001            0             0           0                    0            0               0
CFO                     2002            0             0           0                    0            0               0
                        2003       77,499 [7]    10,840       4,469    [6]             0            0               0

[1]  - Annual salary accrued on books, but not paid to Mr. Calkins.
[2] - The Company issued 100,000,000 options for the purchase of common stock of the Company to repay Mr. Calkins for prior loans used to finance the Company. The issuance has been restated for the March 2003, one-for-thirty reverse split and the February 2004, one-for-one hundred reverse split.
[3] - Pursuant to a 3 (a) (10) filing, the Company issued 120,000,000 shares of the common stock of the Company to David E. and F. Kay Calkins to repay a loan made to the Company. The issuance has been restated for the February 2004, one-for-one hundred reverse split.
[4] - Mr. Calkins began receiving compensation payments from the Company in May 2003. He is currently compensated at an annual salary of $240,000. In addition to his regular salary, Mr. Calkins also received other compensation of $116,667 in payment of prior years' salaries that had been previously accrued on the books of the Company.
[5] - Mr. Bellamy became an employee of the Company on April 26, 2003 in conjunction with the acquisition of substanitally all of the assets of Asmara, Inc. On December 22, 2003, Mr. Bellamy was elected as President and CEO of the Company. Mr. Bellamy is currently compensated at an annual salary of $216,000.
[6] - Other annual compensation includes payments made on behalf on employees for health, life and dental benefits and employer matching contributions for retirement plans.
[7] - Mr. Maness became an employee of the Company on April 26, 2003 in conjunction with the acquisition of substantially all of the assets of Asmara, Inc. On December 22, 2003, Mr. Maness was elected as Chief Financial Officer of the Company. Mr. Maness is currently compensated at an annual salary of $135,000.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 31, 2004 with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive officer named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of the Company as a group. Under the rules of the Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned. There are no arrangements known to the Company including pledges of securities that may, at a subsequent date, result in any change of control of the Company.


Name and Address                Title of      Amount and Nature     Percent
of Beneficial Owner [1]         Class         of Beneficial Owner   of Class
-----------------------------   ----------    -------------------  ----------
David E. Calkins                Common         600,010              3.60%
F. Kay Calkins                  Common         600,005              3.60%
All Directors and Executive
  Officers as a Group           Common         1,200,015            7.20%

[1] - The address for each of the above is c/o Pacel Corp., 311 Gay Street, Suite 3E, Washington, Virginia 22747.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2003, in connection with its acquisition of Asmara, the Company entered into a two year employment agreement with W. Revel Bellamy. The agreement stipulated a base salary of $150,000 per year.

In April 2003, in connection with its acquisition of Asmara, the Company became party to a real estate lease for office space located in Charlotte, North Carolina. The lessor for this property is W. Revel Bellamy, the President and CEO of the Company. The lease expires on December 31, 2004 and requires monthly lease payments of $5,000.

In August 2003, the Company entered into a one year employment agreement with Timothy L. Maness. The agreement stipulates a base salary of $135,000 per year.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

Exhibit No.     Description
----------      -----------

31.1     *      Section 302 Certification by the CEO

31.2     *      Section 302 Certification by the CFO

32.1     *      CEO Certification Pursuant to the Sarbanes-Oxley Act

32.2     *      CFO Certification Pursuant to the Sarbanes-Oxley Act

*       Filed herewith


     (b) Reports on Form 8-KSB: 8-K/A filed with the Securities and Exchange Commission on December 16, 2003

ITEM 14.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the ninety days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of Company's management, including the Company's President and Chief Executive Officer and the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

                                   SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Pacel Corp.
                         -------------------------------
                                  (Registrant)

Date:    March 29, 2004


By:      /s/ David E. Calkins
         ------------------------------------------------------
         David E. Calkins, Director and Chairman of the Board

By:        /s/ F. Kay Calkins
         ------------------------------------------------------
         F. Kay Calkins, Director

By:      /s/ W. Revel Bellamy
         ------------------------------------------------------
         W. Revel Bellamy, President and Chief Executive Officer

By:      /s/ Timothy L. Maness
         ------------------------------------------------------
         Timothy L. Maness, Chief Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

        Signature                 Title                             Date

By: /s/ David E. Calkins
    ------------------------
    David E. Calkins          Director, Chairman              March 29, 2004

By: /s/ F. Kay Calkins
    ------------------------
    F. Kay Calkins            Director                        March 29, 2004

By: /s/ W. Revel Bellamy
    ------------------------
    W. Revel Bellamy          President and CEO               March 29, 2004

By: /s/ Timothy L. Maness
    ------------------------
    Timothy L. Maness         CFO                             March 29, 2004

Financial Statement Table of Contents                                    Page

Independent Auditors' Report                                              F-2

Consolidated Balance Sheets
         December 31, 2003 and December 31, 2002                          F-3

Consolidated Statement of Operations
         For the years ended December 31, 2003 and December 31, 2002      F-5

Consolidated Statement of Stockholders' Deficit
         December 31, 2003 and December 31, 2002                          F-6

Consolidated Statement of Cash Flows
         For the years ended December 31, 2003 and December 31, 2002      F-7

Notes to Consolidated Financial Statements                                F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors
Pacel Corp.

     We have audited the accompanying consolidated balance sheet of Pacel Corp.and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacel Corp. and subsidiaries as of December 31, 2003 and 2002, and results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(l) to the financial statements, the Company has sustained significant losses from operations since inception and requires additional capital to continue operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(l). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                   /s/ Peter C. Cosmas Co., CPAs
                                                       Peter C. Cosmas Co., CPAs


370 Lexington Ave.
New York, NY 10017

March 24, 2004

                          PACEL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                             December 31,             December 31,
                                                                                 2003                     2002
                                                                        ----------------            ---------------
                                ASSETS
Current assets:
       Cash                                                             $        682,400            $         8,379
       Trust account - client deposits and advance payments                    1,100,000                        -0-
       Accounts receivable                                                        70,384                        -0-
       Stock subscription receivable                                             125,000                        -0-
       Prepaid expenses                                                           44,326                        -0-
       Workers compensation insurance deposits                                   132,851                        -0-
       Other receivables                                                             -0-                    112,499
                                                                        ----------------            ---------------

                Total current assets                                           2,154,961                    120,878
                                                                        ----------------            ---------------

Property and equipment, net of accumulated depreciation of
       $153,578 and $128,140, respectively                                        97,355                     24,961
                                                                        ----------------            ---------------

Other assets:
       Other receivables                                                           7,902                        -0-
       Goodwill                                                                1,075,432                        -0-
       Security deposits                                                           9,366                      3,991
                                                                        ----------------            ---------------

                Total other assets                                             1,092,700                      3,991
                                                                        ----------------            ---------------

                Total assets                                            $      3,345,016            $       149,830
                                                                        ================            ===============






        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                             December 31,             December 31,
                                                                                 2003                     2002
                                                                        ----------------            ---------------
                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Accounts payable                                                 $      1,119,543            $     1,353,022
       Payroll and payroll related liabilities                                 2,413,244                        -0-
       Accrued expenses                                                          559,229                    234,602
       Accrued expenses - officers                                               251,583                    316,533
       Loans payable - officers/stockholders                                   1,063,131                    639,776
       Client deposits and advance payments                                    1,100,000                        -0-
       Notes payable                                                             505,218                    873,750
       Notes payable - bank                                                       33,900                     45,565
       Capital Leases                                                             13,608                        -0-
       Income taxes payable                                                        2,532                        -0-
                                                                        ----------------            ---------------

                Total current liabilities                                      7,061,988                  3,463,248

Long-term liabilities:
       Loans payable-officers/stockholders                                        53,250                        -0-
       Convertible debentures                                                        -0-                    409,111
                                                                        ----------------            ---------------

                Total liabilities                                              7,115,238                  3,872,359

Stockholders' equity (deficit):
       Preferred stock, no par value, no liquidation value,
                5,000,000 shares authorized, 1,000,000 shares
                of 1997 Class A convertible preferred stock                       11,320                     11,320
       Common stock, no par value, 2,000,000,000 shares
                 authorized, 16,757,368 and 211,846 shares
                 issued respectively                                          17,500,377                 10,685,520
       Cumulative currency translation adjustment                                (18,720)                   (18,720)
       Accumulated deficit                                                   (21,263,199)               (14,400,649)
                                                                        ----------------            ---------------

                Total stockholders' (deficit)                                 (3,770,222)                (3,722,529)
                                                                        ----------------            ---------------

                Total liabilities and stockholders' deficit             $      3,345,016            $       149,830
                                                                        ================            ===============






        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                                               Year ended
                                                                              December 31,
                                                                         2003             2002
                                                                ----------------  ----------------

Revenue                                                         $      3,840,586  $            -0-
Cost of sales                                                          2,985,530               -0-
                                                                ----------------  ----------------
       Gross profit                                                      855,056               -0-

Operating costs and expenses:
       Sales, General and administrative                               3,065,418         4,367,365
       Depreciation and amortization                                      25,438            55,618
Interest expense                                                         410,718           141,450
       Financing costs                                                   585,905           235,509
                                                                ----------------  ----------------

                Total operating expenses                               4,087,479         4,799,942
                                                                ----------------  ----------------


Operating loss from continuing operations
       before extraordinary items                                     (3,232,423)       (4,799,942)

Loss on write-down of loan receivables                                  (717,500)              -0-
Gain on extinguishment of debt                                               -0-           426,150
Discontinued operations (Note 3):
Income from discontinued operations of FCL                                   -0-             7,959
Loss from discontinued operations of EBStor                                  -0-          (220,268)
Gain from disposal of EBStor                                                 -0-           177,817
                                                                ----------------  ----------------

Loss before cumulative effect of accounting change                    (3,949,923)       (4,408,284)

Cumulative effect of accounting change                                (2,912,627)         (407,049)
                                                                ----------------  ----------------

Net Loss                                                        $     (6,862,550) $     (4,815,333)
                                                                ================  ================

Net loss per common and common equivalent share:
       Basic                                                    $          (1.63) $         (32.72)
       Diluted                                                  $          (1.63) $         (32.72)

Weighted average shares outstanding:
       Basic                                                           4,207,603           147,146
       Diluted                                                         4,207,603           147,146






        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                    Consolidated Statements of Stockholders'



                                                                                           Currency                      Total
                                  Preferred Stock               Common Stock              Translation               Stockholders
                                Shares       Amount        Shares[1]     Amount         (Deficit)      Adjustment     Deficit
                               ----------  -----------    -----------  -------------   --------------  ----------  ------------
Balance, December 31, 2001      1,000,000    $  11,320            824  $   6,729,122   $   (9,585,316) $  (11,000) $ (2,855,874)

Issuance of common stock, in
  connection with convertible
  notes payable                                                47,979        541,418                                    541,418
Issuance of common stock,
  for professional services                                       200         36,000                                     36,000
Exercise of stock options                                      33,333        124,000                                    124,000
Issuance of common stock,
  options in connection with
  S-8 registrations                                           129,510      3,254,980                                  3,254,980
Effect of currency translation                                                                             (7,720)       (7,720)
Net loss                                                                                   (4,815,333)               (4,815,333)
                               ----------  -----------    -----------  -------------   --------------  ----------  ------------

Balance, December 31, 2002      1,000,000       11,320        211,846     10,685,520      (14,400,649)    (18,720)   (3,722,529)

Issuance of common stock, in
  connection with convertible
  notes payable                                             2,577,405        964,934                                    964,934
Issuance of common stock,
  for professional services                                   384,567         53,575                                     53,575
Issuance of common stock,
  in connection with Section
  3(a)(10) filings                                         12,026,950      4,035,548                                  4,035,548
Embedded interest in
  connection with convertible
  debt issued under Section
  3(a)(10) filings                                                  -        360,800                                    360,800
Issuance of common stock, in
  in connection with repayment
  of loans from officers                                    1,200,000        600,000                                    600,000
Issuance of common stock, in
  connection with acquisitions                                356,600        800,000                                    800,000

Net loss                                                                                   (6,862,550)               (6,862,550)
                               ----------  -----------    -----------  -------------   --------------  ----------  ------------

Balance, December 31, 2003      1,000,000  $    11,320     16,757,368    $17,500,377   $  (21,263,199) $  (18,720) $ (3,770,222)
                               ==========  ===========    ===========  =============   ==============  ==========  ============


[1] - Shares are restated to reflect a one-for-thirty reverse stock sp on March 17, 2003 and a one-for-one hundred reverse stock split on February 24, 2003.







        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                             Year ended
                                                                            December 31,
                                                                         2003             2002
                                                                ----------------  ----------------
Cash flows from operating activities:
       Net loss                                                  $  (6,862,550)   $    (4,815,333)
Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
                Cumulative effect of accounting change                     -0-            407,049
                Depreciation                                            25,438             55,618
                Provision for bad debts                                625,000             (1,311)
                Other non-cash items                                   405,013          3,282,972
                Loss on impairment of asset                          2,912,627                -0-
                Gain on sale of EBStor                                     -0-           (177,817)
       Increase (decrease) in cash from changes in:
           Accounts receivable                                         (47,947)           324,134
           Other receivables                                           (20,995)            20,185
       Client Deposits                                              (1,100,000)               -0-
           Inventory                                                       -0-             61,306
           Insurance deposits                                           49,440                -0-
           Prepaid expenses                                             (5,160)               -0-
           Security deposits                                              (125)             6,131
           Accounts payable                                           (417,593)           (70,957)
           Accrued expenses                                            396,013             59,091
           Payroll and payroll related liabilities                     617,054                -0-
           Deferred revenue                                           (162,970)               -0-
           Loans payable - officers/stockholders                        (5,003)           812,457
           Income taxes payable                                           (969)               -0-
                                                                ---------------   ---------------
                Net cash (used in) operating activities             (3,592,727)          (36,475)

Cash flows from investing activities:
       (Purchases) disposals of property and equipment                 (17,692)               -0-
       Deposits on Acquisitions                                            -0-            (96,000)
       Notes receivable                                                    -0-             71,000
       Net cash received in acquisition                                160,744                -0-
       Cash used for acquisitions                                     (105,000)               -0-
                                                                ---------------   ---------------
                Net cash (used in) investing activities                 38,052            (25,000)

Cash flows from financing activities:
       Repayments of notes payable                                     945,457             50,000
       Repayment of Loans Payable                                          -0-           (188,185)
       Issuance of convertible notes payable                           (37,250)               -0-
       Repayments from lines of credit                                  (2,690)               -0-
       Proceeds from sale of common stock                            3,323,179            150,000
                                                                --------------    ---------------
                Net cash provided by financing activities            4,228,696             11,815

Effects of exchange rates on cash                                          -0-             (7,720)
                                                                -------------     ---------------
Net increase (decrease) in cash and cash equivalents                   674,021            (57,380)

Cash and cash equivalents, beginning of period                           8,379             65,761
                                                                --------------    ---------------

Cash and cash equivalents, end of period                        $      682,400    $         8,381
                                                                ==============    ===============

        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                             Year ended
                                                                            December 31,
                                                                         2003             2002
                                                                ----------------  ----------------

Supplemental disclosure of cash flow information:
       Cash paid for interest                                    $        24,980  $         8,092
                                                                 ===============  ===============
















                [BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK]








        See accompanying notes to the consolidated financial statements.

                           PACEL CORP. AND SUBSIDARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                           DECEMBER 31, 2003 AND 2002

1.   Summary of Significant Accounting Policies:

a. Nature of the business. PACEL Corp. (the "Company") was incorporated on May 3, 1994 under the laws of the State of Virginia. In September 2002, the Company announced its intention to enter the Professional Employer Organization (PEO) industry. The Company will also provide Administrative Services along with its technology services, and business consulting. In December 2002, the Company formed a wholly owned subsidiary, The Resourcing Solutions Group Inc. to acquire and run the PEO companies.

b. Principles of consolidation. The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation. For those consolidated subsidiaries where Company ownership is less than 100%, the minority stockholders' interest is shown as a minority interest. Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis.

c. Cash and cash equivalents. Cash equivalents consist of liquid investments, with a maturity of three months or less at the time of purchase. Cash equivalents are stated at cost, which approximate market value.

d. Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of 24 to 36 months are used on computer equipment and related software, five years for office equipment, furniture, and fixtures. Depreciation and amortization of leasehold improvements is computed using the shorter of the remaining lease term or five years. Maintenance and repairs are charged against income and betterments are capitalized.

e. Reclassification. Certain prior year amounts have been reclassified to conform to current year's presentation.

f. Revenue recognition. The gross billings that the Company charges its clients under its Professional Services Agreement include each worksite employee's gross wages and a service fee. The Company's service fee, which is computed as a percentage of gross wages, is intended to yield a profit to the Company and cover the cost of employment-related taxes, workers' compensation insurance coverage, and administration and field services provided by the Company to the client, including payroll administration and record keeping, as well as safety, human resources and regulatory compliance consulting services. The component of the service fee related to administration varies according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to workers' compensation and employer taxes, including unemployment insurance, is based, in part, on the clients historical claims experience. All charges by the Company are invoiced along with each periodic payroll delivered to the client. The Company reports revenue from service fees in accordance with Emerging Issues Task Force ("EITF") No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company reports as revenue, on a gross basis, the total amount billed to clients for service fees, workers' compensation and employer taxes. The Company reports revenue on a gross basis for these fees because the Company is the primary obligor and deemed to be the principal in these transactions under EITF 99-19. The Company typically bills its clients for wages paid to worksite employees in an amount equal to the amounts paid to these employees for these wages. Accordingly, such billings result in no profit to the Company and when presented on a net basis results in no revenue being recorded. The Company accounts for its revenue under the accrual method of accounting. Under the accrual method of accounting, the Company recognizes its revenues in the period in which the worksite employee performs the work.

g. Advertising Costs. The Company expenses all advertising costs as incurred.

h. Use of Estimates. The preparation o financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying notes.

i. Impairment of long-lived Assets. Effective January 1, 1996, the Company adopted SFAS NO. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to be disposed of." SFAS 121 required the Company to review the recoverability of the carrying amounts of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset might not be recoverable. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of discounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

j. Fair Value Disclosures. The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, inventories, accounts payable and accrued expenses, approximate fair value because of the immediate or short-term maturity of these financial instruments.

k. Stock Options.  The Company has adopte the disclosure  provisions of SFAS No.
148. The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation. Had the Company determined compensation cost based on fair value at the grant date for stock options under SFAS No. 123 the effect would have been immaterial. In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to provide alternate methods of transition for companies electing to voluntarily change to the fair value method of accounting for stock- based compensation and also amends the disclosure provisions of SFAS No. 123. The provisions of SFAS No. 148 are effective for fiscal years ending December 15, 2002.

l. Basis of Financial Statement Presentation. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained significant and continuing losses from operations. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing and becoming profitable through growth in the PEO market.

2. Acquisitions

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

In April 2003, The Resourcing Solutions Group, Inc. ("TRSG") entered into an agreement for the purchase of customer contracts, with a value of up to
$100,000,000, from Management Resource Group California, LLC ("MRG"). Consideration for such contracts was to be three times annualized net profit margin on each contract paid in either cash or freely tradable common stock of the Company. Initially, the Company issued 34,500,000 shares of unrestricted common stock in conjunction with the purchase of the contracts and recorded a receivable of $600,000 in conjunction with that issuance. In addition, the Company entered into a one-year agreement with MRG to provide continuing administrative services under such customer contracts. On August 27, 2003, the Company terminated its agreements with MRG as delivery of the promised contracts was no longer viable based on restrictions in the California insurance market. In conjunction with the termination of this agreement, the Company entered into a settlement agreement for repayment of the $600,000 receivable. The repayment required MRG to make monthly recurring payment of $20,000 over a period of thirty (30) months. MRG has failed to meet its obligations under this agreement and the Company is currently reviewing its settlement and litigation options. As of December 31, 2003, there was $575,000 remaining as due to the Company from MRG. The Company has fully reserved this amount as uncollectible.

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

On September 4, 2001 PLRP Acquisitions Corp. a wholly owned subsidiary acquired all of the outstanding stock, 90,000 shares of Advantage Systems Inc. a wholly owned subsidiary of Advantage

Technologies for $70,000 and assumption of $739,523 of debt. The acquisition was accounted for as a purchase under Accounting Principles Board opinion No. 16 (APB no. 16). In accordance with APB No. 16, the Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. Goodwill resulting from the purchase of $401,107 was written off in March 2002. In September 2002 the Company discontinued the manufacturing and sales of computer hardware in California.

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

In  September  2002,  the  Company  discontinued   operations  relating  to  the
manufacturing and sales of computer hardware and software. The Consolidated Financial Statements have been restated, where applicable, to reflect the discontinuance of these operations.

4. Property and Equipment:

   Property and equipment consist of the following:

                                                      December 31,
                                                  2003           2002
                                                  ----           ----

   Computers and office Equipment              $ 250,933     $ 153,101
   Less accumulated depreciation                 153,578       128,140
                                               ---------     ---------
                                               $  97,355     $  24,961
                                               =========     =========

5. Notes Receivable

The company extended a long-term note to CTM Automated Systems, Inc. in the amount of $75,000 at an interest rate of 5.25% payable monthly with a balloon payment October 2002. 1,000 shares of CTM stock collateralize the loan. The balance of the loan $71,000 was paid in November 2002.

In August 2003, in conjunction with the termination of its agreements with MRG, the Company entered into a settlement agreement for repayment of a $600,000 receivable. The repayment required MRG to make monthly recurring payment of $20,000 over a period of thirty (30) months. MRG has failed to meet its obligations under this agreement and the Company is currently reviewing its settlement and litigation options. As of December 31, 2003, there was $575,000 remaining as due to the Company from MRG. The Company has fully reserved this amount as uncollectible.

6. Long and Short term Borrowings

     a. Short-term borrowings

                                              December 31,
                                          2003              2002
                                          ----              ----
Note payable bank                     $   33,900         $   45,565
Notes payable - Other                    505,218            873,750
Capital lease                             13,608                -0-

        Total Short-term borrowings   $  552,851         $  919,315
                                      ==========         ==========

     b.   Note payable bank.

     The Company borrowed $50,000 from the bank in the form of 5 year term note due February 20, 2007 at an interest rate of 8.5%. The balance at December 31, 2003 and 2002 was $33,900 and $45,565 respectively.

     c.   Notes payable - Other.

          1) The Company has issued three short term notes payable totaling $375,000, the notes bear an interest rate of 9% per annum. At December 31, 2003, the Company was in default under the terms of these note agreements. The Company is working with the note holders to remedy the payment of these loans through working capital or possible conversion into stock.

          2) In connection with the acquisition of NSC, LLC the Company issued a note for $200,000. Such note is payable over eighteen (18) months and bears no interest. The balance at December 31, 2003 was $130,218.

     d.   Convertible Notes payable

     The Company had convertible notes of $-0- and $409,111 at December 31, 2003 and 2002 respectively. The notes outstanding at December 31, 2002 bore interest of 8%-11% per annum. The conversion price of the debentures ranged from 70% to 40% of the average of the 5 trading days prior to conversion.

     Under the terms of the warrant agreements, the exercise price of the warrants and the number of shares purchasable with each warrant are adjusted when converted. On the conversion date, the exercise price of the warrant is 70%-40% of the average market price of the stock for the five days prior to conversion. Per Emerging Issues Task Force (EITF) Number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", this beneficial conversion feature was assigned an intrinsic value of $50,000 and recorded as of December 31, 2002, as calculated under the provisions of the EITF. This amount was immediately expensed, at the time the Company signed the Agreement.

7. Income Taxes

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2003 and 2002 the Company had no material current tax liability, deferred tax assets, or liabilities respectively. The Company has available a net operating loss carry forward of approximately $15 million for tax purposes to offset future taxable income. The net operating loss carryforwards expire in 2012-2023.

8. Earning (Loss) Per Share:

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

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed using the weighted- average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options. Share and per-common share data for all periods presented reflect the effect of a one-for-one hundred reverse stock split in April 2002, a one-for- thirty reverse stock split in March 2003 and a one-for-one hundred reverse stock split in February 2004.

The weighted average number of shares used to compute basic earnings (loss) per share was 4,207,603 and 147,146 at December 31, 2003 and 2002 respectively.

9. Commitments and Contingencies:

Operating Leases

Future annual minimum lease payments under all non-cancelable operating leases as of December 31, 2003 are as follows:

                              2004         $  99,268
                              2005            24,292
                              2006            14,426
                              2007             5,910
                                           ---------
       Total Minimum Lease Payments        $ 143,896
                                           =========

Rent expense for December 31, 2003 and 2002 was $126,931 and $109,789 respectively.

Legal

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

During 2003, the Company began experiencing difficulties in processing unemployment claims for its North Carolina worksite employees. In 2004, upon research of those difficulties, the Company learned that its North Carolina Employment Security Commission account was being actively reviewed by that agency. Although the Company has received no notices in writing from the agency, it has engaged counsel to bring this matter to a close as quickly as possible. There is a possibility that liability for the Company may be the result of this review, but management is currently unable to provide a reasonable estimate of the amount.

10. Goodwilll and other Intangible Assets

During 2003, as a result of adoption SFAS No. 142, Goodwill and Other Intangible Assets, the Company recorded an impairment of $2,912,627 related to goodwill in the Company's PEO business. The fair value of the PEO business was determined using discounted cash flows. This impairment was reported as a cumulative effect of a change in accounting principle.

In March 2002, the Company recorded a charge for the impairment of the goodwill that resulted from its September 4, 2001 purchase of Advantage Systems Inc. of $401,107. This impairment was reported as a cumulative effect of a change in accounting principle.

11. Stockholders' Equity:

a. Preferred Stock: The Company's Amended Certificate of Incorporation authorizes 5,000,000 shares of no par, non- liquidating value preferred stock, of which 1,000,000 shares have been designated the 1997 class A Convertible Preferred Stock. The number of shares of the 1997 Class A shall be limited to 1,000,000. The Board of Directors of the Company has the authority to establish and designate any shares of stock in series or classes and to fix any variations in the designations, relative rights, preferences and limitations between series as it deems appropriate, by a majority vote.

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

b. Common Stock: The authorized common stock of the Company consists of 2,000,000,000 shares of no par value common stock at December 31, 2003 and 2002.

In November 2002, by written consent of a majority of stockholders, the Company adopted an amendment to the Corporations' Certificate of Incorporation to increase the number of authorized shares of common stock, from 650,000,000 to 2,000,000,000 shares.

In February 2004 the Company effected a one-for-one hundred reverse stock split restating the number of common shares at December 31, 2003 from 1,675,736,763 to 16,757,368. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.

In March 2003 the Company effected a one-for-thirty reverse stock split restating the number of common shares as of December 31, 2002 from 635,537,735 to 21,184,591. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.

On December 10, 2002, the company issued a one time stock dividend of one share of The Resourcing Solutions Group, Inc.( a OTC Non- Reporting company symbol -
RESG) for each share of record of Pacel Corp. stock on December 10, 2002. The Company issued 478,037,735 shares of Resourcing Solutions Group no par value common stock representing 24% of the total shares authorized. These shares had no value at December 31, 2003.

12. Related Party Transactions:

a. Officers Loans The Company recorded a liability to David and F. Kay Calkins in the amount of $251,583 and $1,080,309 at December 31, 2003 and 2002 respectively, for accrued payroll, loans and unreimbursed business expenses.

In conjunction with its acquisition of Asmara, the Company issued a non-interest bearing note payable to the shareholder of Asmara, Inc. in the amount of $431,530, payable over a two year period and executed employment contracts with
W. Revel Bellamy, the principal officer and sole shareholder of Asmara and President and CEO of the Company. The balance of the note at December 31, 2003 was $266,250. In addition, the Company provided a letter agreement to Mr. Bellamy to provide payment for certain personal liabilities retained by Mr. Bellamy in conjunction with the acquisition. At December 31, 2003, the Company had recorded $850,131 as a note payable to Mr. Bellamy. The Company accrues interest on this note at a rate of 9% per annum. The Company has recorded a total of $1,116,381 at December 31, 2003 payable to Mr. Bellamy, classified as $1,063,131 in short-term notes payable and $53,250 as long-term notes payable.

b. Employment Agreements In April 2003, in connection with its acquisition of Asmara, the Company entered into a two year employment agreement with W. Revel Bellamy. The agreement stipulates a base salary of $150,000 per year.

In August 2003, the Company entered into a one year employment agreement with Timothy L. Maness. The agreement stipulates a base salary of $135,000 per year.

13. Common Stock Options and Warrants

In April 2002, David Calkins, Chairman and F. Kay Calkins, Director of Pacel were granted a non-cash option to purchase 1,000,000 shares of the company's common stock in exchange for the a loan made to the company in 1999 amounting to $124,000 and securing and loaning to the Company, a personal line of credit of up to $3,000,000 using the stock as collateral. The Company's ability to draw on this line was based on the volume of the Common Stock multiplied by the VWAP (volume weighted average price) for the thirty days preceding funding. The agreement requires minimum funding of $75,000. The maximum amount of collateral at any closing may not exceed 4.9% of the issued and outstanding shares of the Company. The loan to value ratio is 35%. The interest rate is prime + 200 basis points, payable quarterly and financing expense of 9% of the draws. The Company may be unable to meet the terms and conditions set forth in the agreement. Until August 2002, the Company drew approximately $764,000. In August 2002, the Company defaulted on the interest payments and the collateral of the 1,000,000 shares of stock was surrendered.

On April 25, 2003, the Company issued 120,000,000 shares of its common stock, no par value per share, to David and F. Kay Calkins in exchange for $600,000 of debts owed to them. Subsequent to the one-for- one hundred split in February 2004, such shares were replaced with 1,200,000 shares of the common stock of the Company. However, because they are "Affiliates" of the Company, Mr. and Mrs. Calkins will be able to sell such shares only in compliance with Rule 144 and
145. The shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by courts in Nevada and Illinois. Such courts specifically determined that the transactions were fair to interested parties and declared that the transactions were exempt under Section 3(a)(10).

14. Business and Credit Concentrations:

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

15. Comprehensive Income:

At December 31, 2003 and 2003 net income and comprehensive income were the same.

16. Customer Deposit

The Company had $1,100,000 in Deferred Revenue at December 31, 2003 related to amounts prepaid for 2004 services from a single client. The Company executed a letter agreement in conjunction with receipt of these funds that provides the funds be held in separate trust account by the Company and not commingled with any other general use funds of the Company. The Company draws down the pre- payment account as needed to fund the payment of payroll, deposit taxes, benefits, fees and other costs for this single client pursuant to the agreement.

17. Subsequent Event

In February 2004, the Company effected a one-for-one hundred reverse stock split restating the number of common shares of the Company at December 31, 2003 from 1,675,736,763 to 16,757,368. All references to average number of shares, shares outstanding and prices per share have been restated retroactively to reflect the split.