Form 10QSB
period 2004-03-31
PACEL CORP
filed 2004-05-21
CIK 1044490

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission File Number: 0-29459

                                   PACEL CORP.
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)



VIRGINIA                                                54-1712558
----------------------------------              --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization                           Identification Number)


10108 Industrial Drive
CHARLOTTE, NORTH CAROLINA                               28134-6516
----------------------------------------        --------------------------------
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

     As of May 19, 2004 there were 121,341,006 shares of the Registrant's common stock outstanding.

                          PACEL CORP. AND SUBSIDIARIES


Part I.   FINANCIAL INFORMATION (unaudited)

Item 1.   Index to Consolidated Financial Statements
            Consolidated Balance Sheets                                      F-2
            Consolidated Statements of Operations                            F-4
            Consolidated Statements of Cash Flows                            F-5
            Notes to Consolidated Financial Statements                       F-7


Item 2.   Management's Discussion and Analysis of
                Financial Results of Operations                               13

Item 3.   Controls and Procedures                                             16


Part II.        OTHER INFORMATION

Item 1.    Legal Proceedings                                                  16

Item 2. Changes in Securities                                                 17

Item 3. Defaults upon Senior Securities                                       17

Item 4. Submission of Matters to Vote of Security Holders                     17

Item 5. Other Information                                                     17

Item 6. Exhibits and Reports                                                  17

Signatures                                                                    18

                          PACEL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                                  March 31,      December 31,
                                                                                    2004            2003
                                                                                 (Unaudited)      (Audited)
                                                                                ------------    ------------

                        ASSETS

Current assets:
        Cash                                                                    $     77,254    $    682,400
        Trust account - client deposits and advance payments                         600,012       1,100,000
        Accounts receivable                                                           15,787          70,384
        Stock subscription receivable                                                    -0-         125,000
        Prepaid expenses                                                             112,582          44,326
        Workers compensation insurance deposits                                      132,851         132,851
                                                                                ------------    ------------
                  Total current assets                                               938,486       2,154,961
                                                                                ------------    ------------

Property and equipment, net of accumulated depreciation of
        $160,078 and $153,578, respectively                                          141,116          97,355
                                                                                ------------    ------------

Other assets:
        Other receivables                                                                100           7,902
        Goodwill                                                                   1,075,432       1,075,432
        Security deposits                                                             10,241           9,366
                                                                                ------------    ------------
                  Total other assets                                               1,085,773       1,092,700
                                                                                ------------    ------------
                  Total assets                                                  $  2,165,375    $  3,345,016
                                                                                ============    ============













        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                  March 31,      December 31,
                                                                                    2004            2003
                                                                                 (Unaudited)      (Audited)
                                                                                ------------    -------------

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
        Accounts payable                                                        $    989,793    $   1,119,543
        Payroll and payroll related liabilities                                    1,971,575        2,413,244
        Accrued expenses                                                             487,787          559,229
        Accrued expenses - officers                                                  199,141          251,583
        Loans payable - officers/stockholders                                        927,191        1,063,131
        Client deposits and advance payments                                         600,012        1,100,000
        Notes payable                                                                562,219          505,218
        Convertible Notes Payable                                                     68,920              -0-
        Notes payable - bank                                                          32,168           33,900
        Capital leases                                                                 6,779           13,608
        Income taxes payable                                                             -0-            2,532
                                                                                ------------    -------------
                  Total current liabilities                                        5,845,585        7,061,988


Long-term liabilities:
        Loans payable - officers/stockholders                                            -0-           53,250
                                                                                ------------    -------------
                  Total liabilities                                                5,845,585        7,115,238


Stockholders' equity (deficit):
        Preferred stock, no par value, no liquidation value,
                  5,000,000 shares authorized, 1,000,000 shares
                  of 1997 Class A convertible preferred stock                         11,320           11,320
        Common stock, no par value, 2,000,000,000 shares
                  authorized, 101,341,006 and 16,757,368
                  shares issued respectively                                      18,572,355       17,500,377
        Cumulative currency translation adjustment                                   (18,720)         (18,720)
        Accumulated deficit                                                      (22,245,165)     (21,263,199)
                                                                                ------------    -------------
                  Total stockholders' (deficit)                                   (3,680,210)      (3,770,222)
                                                                                ------------    -------------
                  Total liabilities and stockholders' deficit                   $  2,165,375    $   3,345,016
                                                                                ============    =============







        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                          Three months ended
                                                                                               March 31,
                                                                                       2004                2003
                                                                                ---------------      -------------

Revenue                                                                         $       948,921      $         -0-
Cost of sales                                                                           853,845                -0-
        Gross profit                                                                     95,076                -0-
                                                                                ---------------      -------------
Operating costs and expenses:
        Sales, General and administrative                                               684,386            310,629
        Depreciation and amortization                                                     6,500              1,248
        Interest expense                                                                 41,157             27,556
        Financing costs                                                                 245,000                -0-
                                                                                ---------------      -------------
                  Total operating expenses                                              977,043            339,433
                                                                                ---------------      -------------
Operating loss from continuing operations
        before extraordinary items                                                     (881,967)          (339,433)

Loss on write-down of stock subscriptions receivable                                   (100,000)               -0-
Gain from the discontinued operation of Pacel Corp                                          -0-                583
                                                                                ---------------      -------------

Net Loss                                                                        $      (981,967)     $    (338,850)
                                                                                ===============      =============
Net loss per common and common equivalent share:
        Basic                                                                   $         (0.05)     $       (1.24)
                                                                                ===============      =============
        Diluted                                                                 $         (0.05)     $       (1.24)
                                                                                ===============      =============
Weighted average shares outstanding:
        Basic                                                                        20,647,888            272,961
                                                                                ===============      =============
        Diluted                                                                      20,647,888            272,961
                                                                                ===============      =============






        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                          Three months ended
                                                                                               March 31,
                                                                                       2004                2003
                                                                                ---------------      -------------

Cash flows from operating activities:
        Net loss                                                                $      (981,967)     $    (338,850)
Adjustments to reconcile net loss to net cash
             provided by (used in) operating activities:
                  Depreciation                                                            6,500              1,248
                  Write-down of Stock Subscription Receivable                           100,000                -0-
                  Other non-cash items                                                  385,000             66,332
        Increase (decrease) in cash from changes in:
             Client Deposits                                                            499,988                -0-
             Accounts receivable                                                         54,598                -0-
             Other receivables                                                           32,802            (29,665)
             Prepaid expenses                                                           (68,255)               -0-
             Security deposits                                                             (875)               -0-
             Accounts payable                                                          (129,750)           (53,505)
             Accrued expenses                                                           (71,441)            24,779
             Accrued Expenses-Officers                                                  (52,442)               -0-
             Payroll and payroll related liabilities                                   (441,669)               -0-
             Deferred revenue                                                          (499,988)               -0-
             Loans payable - officers/stockholders                                     (189,190)            50,530
             Income taxes payable                                                        (2,532)               -0-
                                                                                ---------------      -------------
                  Net cash (used in) operating activities                            (1,359,221)          (279,131)

Cash flows from investing activities:
        (Purchases) disposals of property and equipment                                 (50,262)               -0-
                                                                                ---------------      -------------
                  Net cash (used in) investing activities                               (50,262)               -0-

Cash flows from financing activities:
             Repayments of notes payable                                                (33,000)           (10,128)
             Issuance of notes payable                                                   90,000                -0-
             Issuance of convertible notes payable                                       68,920                -0-
             Repayments from lines of credit                                             (1,732)               -0-
             Repayments of capital lease                                                 (6,829)               -0-
             Common stock proceeds from convertible notes                               686,978            492,425
                                                                                ---------------      -------------
                  Net cash provided by financing activities                             804,337            482,297


Net increase (decrease) in cash and cash equivalents                                   (605,146)           203,166

Cash and cash equivalents, beginning of period                                          682,400              8,379
                                                                                ---------------      -------------

Cash and cash equivalents, end of period                                        $        77,254      $     211,545
                                                                                ===============      =============





        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                                          Three months ended
                                                                                               March 31,
                                                                                       2004                2003
                                                                                ---------------      -------------

Supplemental disclosure of cash flow information:
        Cash paid for interest                                                  $        22,598      $       2,777
                                                                                ===============      =============



















        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004

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

These interim statements should be read in conjunction with the audited consolidated financial statements and related notes thereto as presented in the Company's certified financial statements for the year ended December 31, 2003. The Company presumes that users of the interim financial information herein have read or have access to such audited financial statements and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for any interim period are not necessarily indicative of the results expected or reported for the full year.

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


Note 2. Related Party Transactions.

     a) Lease Commitments. In April 2003, in connection with its acquisition of Asmara, the Company became party to a real estate lease for office space located in Charlotte, North Carolina. The lessor for this property is W. Revel Bellamy, the former President and CEO of the Company. The lease expires on December 31, 2004 and requires monthly lease payments of $5,000. The Company made payments totaling $10,000 during the quarter ended March 31, 2004.

     b) The Company recorded a liability to David Calkins in the amount of $199,141 and $251,583 at March 31, 2004 and December 31, 2003 respectively, for accrued payroll and loans.

     c) Officer Loans. In conjunction with its acquisition of Asmara, the Company issued a non-interest bearing note payable to the shareholder of Asmara, Inc. in the amount of $431,530, payable over a two year period and executed employment contracts with W. Revel Bellamy, the principal officer and sole shareholder of Asmara and former President and CEO of the Company. The balance of the note at March 31, 2004 was $113,840. In addition, the Company provided a letter agreement to Mr. Bellamy to provide payment for certain personal liabilities retained by Mr. Bellamy in conjunction with the acquisition. In 2003, the Company recorded $813,351 as a note payable to Mr. Bellamy. The balance of the notes at March 31, 2004 was $927,191.

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004


Note 2. Related Party Transactions. (continued)

     d) Due to existing credit issues and the SEC lawsuit, Pacel Corp. found that it was becoming extremely difficult to obtain funds for acquisitions. Therefore, the Officers and Board of Directors began exploring alternative means by which to secure adequate financing for acquisitions. The Board of Directors decided, and the officers of the company agreed, that David Calkins and/or Kay Calkins would form a new company independent of Pacel, and at the same time, resign as an Officer and Director of Pacel in 2004 (referred to as "Newco"). The purpose of forming Newco was to acquire businesses in the HRO industry in markets where Pacel did not do business, and to benefit Pacel shareholders through administrative services and management contracts and leases of Pacel technology, operations, and processes to operate the companies acquired. Newco will only pursue acquisition candidates that Pacel has been provided an opportunity to review, but has rejected. . Newco will fund all of its acquisition costs. In the event that Newco successfully acquires a company or its assets/operations, Newco will execute a service agreement with Pacel to perform all or the majority of the administrative, management and operational services necessary to operate the acquired business. In May 2004 F. Kay Calkins director and wife of David Calkins formed Newco and its corporate name is Piedmont HR Inc. To date, Piedmont HR has not completed any acquisitions or hired any employees.


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


Note 4. Revenue Recognition.

The gross billings that the Company charges its clients under its Professional Services Agreement include each worksite employee's gross wages and a service fee. The Company's service fee, which is computed as a percentage of gross wages, is intended to yield a profit to the Company and cover the cost of employment- related taxes, workers' compensation insurance coverage, and administration and field services provided by the Company to the client, including payroll administration and record keeping, as well as safety, human resources and regulatory compliance consulting services. The component of the service fee related to administration varies according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments. The component of the service fee related to workers' compensation and employer taxes, including unemployment insurance, is based, in part, on the clients historical claims experience. All charges by the Company are invoiced along with each periodic payroll delivered to the client.

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004


Note 4. Revenue Recognition.  (continued)

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


Note 6. Contingent Liabilities.

The Securities and Exchange Commission ("SEC") filed an action in Federal District Court asserting various violations of securities laws against the Company and its principal officer. The complaint alleges that Mr. Frank Custable "orchestrated" a "scheme" to illegally obtain stock from various companies, including the Company, through "scam Commission Form S-8 registration statements, forged stock authorization forms and at least one bogus attorney opinion letter arranged by Custable." The complaint alleges that, in connection with this alleged "scheme," the Company and its CEO, David Calkins violated
Section 17(a) of the Securities Act and Section 10(b) and Rule 10b-5 of the Exchange Act. The SEC asks that the Company and Calkins be permanently enjoined from future violations, ordered to pay disgorgement and civil penalties and Calkins be barred from continued service as an officer and director. As part of an ex parte proceeding, the District Court has ordered the Company and Calkins to provide an accounting of their assets and the transactions that are the subject of the complaint. Pursuant to an agreement of the parties, that accounting is due on June 30, 2004. The Company has been served with the complaint and a scheduling order has been put into place. A response to the complaint is currently due on July 30, 2004. Under the scheduling order fact discovery must be completed by December 23, 2004 and expert discovery must be completed by March 29, 2005. Final dispositive pre-trial motions must be filed by May 13, 2005. A trial date has not yet been set.

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2004


Note 6. Contingent Liabilities.   (continued)

During 2003, the Company began experiencing difficulties in processing unemployment claims for its North Carolina worksite employees. Upon research of the difficulties, the Company learned that its North Carolina Employment Security Commission ("ESC") account was being actively reviewed by that agency. Although the Company has received no notices in writing from the agency, it has engaged counsel to bring this matter to a close as quickly as possible. Based on discussions held to date between counsel and the ESC, the Company estimates that the liability resulting from this investigation will be approximately $95,000. The Company recorded such liability in the first quarter of 2004 and expects final resolution of this matter by the end of June 2004.

The Company, as a member of the Phoenix Fund of North Carolina through its Asmara Services I, Inc. subsidiary, is party to an indemnity agreement providing joint and several liability for the Company to secure any outstanding liabilities should the fund become insolvent. The Phoenix Fund is a recognized insurance facility, regulated by the North Carolina Department of Insurance ("NCDOI"), through which the Company provides workers' compensation coverage to its clients located within the State of North Carolina. The Company is party to such agreement in conjunction with the other 1,200 members of the fund. The Fund, by policy, establishes reserves for all losses on a full developed basis and is subject to quarterly and annual reporting of the status of its capitalization and operations to the NCDOI. The fund was required by the NCDOI and has issued a surety bond that would act as the primary vehicle for funding such liabilities should the fund become insolvent. The NCDOI, through provisions in the law, can waive any such assessments on behalf of the fund should the State determine that such assessment was not likely to be successful. Management believes the likelihood of any assessment is minimal due to the continued oversight of the fund by the NCDOI and the fund's establishment of sufficient reserves to cover fully developed losses.


Note 7. Customer Deposit

The Company had $600,012 in Deferred Revenue at March 31, 2004 related to $1,100,000 paid, in advance, in December 2003 for 2004 services from a single client. In December 2003, the Company executed a letter agreement in conjunction with receipt of these funds that provides the funds be held in separate trust account by the Company and not commingled with any other general use funds of the Company. The Company draws down the pre-payment account as needed to fund the payment of payroll, deposit taxes, benefits, fees and other costs for this single client pursuant to the agreement.


Note 8. Officer's Retirement Plan

During the first quarter of 2004, the Company entered into a Variable Flexible Premium Universal Life policy naming David E. Calkins, the Chairman of the Company, as the insured. The Company is the owner of the policy while David E. Calkins and his spouse are the beneficiaries of the policy. The insurance policy carries a face value of $3,100,000. The account value of the insurance policy can be invested in various investment accounts as directed by the Company. The policy calls for the company to make monthly payments of $18, 333 for five years. Upon age 70, David E. Calkins will be eligible to withdraw the assets of the policy over a 15 year period. During the three months ended March 31, 2004, the Company recorded $10,850 of expense related to the issuance of this policy.

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

In 2004, the Company continued its strategy for penetrating the Human Resources Outsourcing ("HRO") industry based on its evaluation of its business model and existing business initiatives completed in 2002. The Company's intention to enter this business sector was announced in September 2002 and was based on an evaluation of potential business markets that provide the potential for success. The Company provides human capital solutions through the provision of PEO services and Administrative Service Organization ("ASO") services to such clients. In 2003, the Company successfully completed the acquisition of two existing PEO organizations and continues to evaluate other potential acquisition candidates while also reviewing and implementing opportunities to support organic growth in order to secure a position as an industry leader. The Company sees this initiative in the Human Resources Outsourcing ("HRO") industry as an opportunity to tap into the small business market in the United States and intends to compliment the provision of PEO and ASO services with information technology services, business consulting services and financial services at a future time.

Through its PEO/ASO business unit, the Company markets to current and prospective clients, typically small to medium-sized businesses with between five and 1,500 employees, a broad range of products and services that provide an outsourced solution for the clients' human resources ("HR") needs. The Company's products include payroll services, benefits administration (including health, welfare and retirement plans), governmental compliance, risk management (including safety training), unemployment administration and other HR related services. The Company is currently working to establish the national vendor relationships it believes are necessary to effectively and competitively provide such services to a broad range of clients.

                       Three Months ended March 31, 2004
               compared to the Three Months ended March 31, 2003

Revenue for the three months ended March 31, 2004 was $948,921. All of the Company's revenue in the first quarter of 2004 was derived from PEO operating units acquired during 2003. Before those acquisitions were completed in the second quarter of 2003, the Company had derived revenue from the sale of retail hardware and software products. Such operations have ceased and are classified as discontinued operations for presentation purposes. In 2003 and 2004, the Company was not actively selling such products due to all resources being devoted to the acquisition and development of its PEO business.

Due to the significance of the amounts included in billings to the Company's clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the quarter ended March 31, 2004.

                                                          Three months ended
                                                             March 31, 2004
                                                          ------------------
                                                              (Unaudited)
Reconciliation of billings to revenue recognized:
Gross billings to clients                                   $     6,178,509
Less - Gross wages billed to clients                             (5,229,588)
                                                            ---------------
Revenue from PEO services                                           948,921
Other miscellaneous revenue                                             -0-
                                                            ---------------
Total revenue as reported                                   $       948,921
                                                            ===============

                          PACEL CORP. AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Cost of services for the three months ended March 31, 2004 was $853,845, and is related directly to the delivery of services to its PEO clients. No such PEO business activity occurred in the corresponding period of 2003

Sales, general & administrative expenses, including salaries and wages, increased to $684,386 for the three months ended March 31, 2004, compared to $310,629 in the corresponding period of 2003. In 2003, the Company had discontinued its sale of retail hardware and software products, experiencing related declines in its level of spending for general and administrative expenses. Acquisitions completed in the second quarter of 2003, in conjunction with the Company's entry into the HRO market, accounted for the majority of the increase in 2004.

Depreciation expenses increased to $6,500 for the three months ended March 31, 2004, compared to $1,248 for the corresponding period of 2003. Such increase is related to the Company's acquisition of assets for its PEO business units.

Interest Expense is interest paid and accrued on the Convertible Notes, Notes payable and the interest due for the loan from a stockholder. Interest amounted to $41,157 for the three months ended March 31, 2004 compared to $27,556 for the same period of 2003. The increase is primarily attributable to the Company's continued payment of financing costs for such indebtedness.

Finance  Expense for the three  months  ended March 31, 2004 was  $245,000.  The
Company recorded imbedded interest in conjunction with the issuance of convertible debentures during the period assuming conversion of such debt was available on an immediate basis and has incurred fees associated with accessing its lines of credit. The Company incurred no such expense for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents at March 31, 2004 decreased to $77,254 from $682,400 at December 31, 2003. Net cash used for operating activities was $1,359,221 during the three months ended March 31, 2004 compared to $279,131 in the corresponding period of 2003. The increase in the cash used in operating activities is mainly attributable to the increased operating loss for the quarter, settlement and repayment of outstanding accounts payable and recognition of revenue previously deferred, offset by increases in accrued expenses, payroll related liabilities related to the Company's recently acquired PEO business units and decrease in accounts receivable to PEO clients.

Net cash provided by investing activities for the three months ended March 31, 2004 was $50,262. The increase in the cash used in investing activities is attributable to computer equipment and software purchased for the company's business information system implementation. The Company reported no investing activities for the corresponding period of 2003.

Net cash provided by financing activities in the three months ended March 31, 2004 was $804,337 compared to $482,297 in the corresponding period ended March 31, 2003. The cash provided during both periods is directly related to the Company's execution and utilization of three equity-based lines of credit.

                          PACEL CORP. AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

In March 2003, the Company entered into an Equity line of credit for up to $10,000,000 from Equities First Inc. at a discount rate of up to 50%. Pursuant to an Assignment and Assumption Agreement dated February 10, 2004, Gala Enterprises Ltd. was substituted for Equities First Inc. Access to the funds is limited to $500,000 per month. The line is being used to fund acquisitions and shortfalls in working capital. In 2004 no funding under this line has occurred.

In August 2003, the Company entered into an equity line of credit for $10,000,000 from Compass Capital Inc. and T&B Associates, Inc. at a discount rate of up to 50%. The Company can draw up to $500,000 per month. The line is being used to fund acquisitions and shortfalls in working capital. During the three months ended March 31, 2004, the Company drew down $755,898 and issued 12,729,132 shares of common stock in conjunction with this equity line. All of the funds received in 2004 were drawn from the Company's agreement with Compass Capital, Inc. However, at December 31, 2003, the Company had recorded a receivable from T&B Associates, Inc. of $50,000 in exchange for 440,000 shares of common stock. At March 31, 2004, the Company had not received these funds. Due to uncertainties regarding the collection of these funds, the Company fully reserved the receivable from T&B Associates, Inc. as uncollectible but is under discussion with the lender to reach a resolution.

In the first quarter of 2004, the company utilized its 3A10 filing to issue 13,745,615 shares of its common stock. Proceeds from this issuance resulted in $776,978 in cash of which $90,000 was used to pay accrued interest.

The Company's cash requirements for funding its administrative and operating needs continue to greatly exceed its cash flows generated from operations. Such shortfalls and other capital needs continue to be satisfied through equity financing and convertible notes payable, until additional funds can be generated through acquisitions and organic business growth. The liabilities of the Company consist of over- extended accounts payable, payroll taxes, loans from officers, accrued officer's compensation and interest expense. Currently, the Company has focused its efforts on developing strategic relationships with other organizations associated with the PEO industry. The loss of its current equity financing would seriously hinder the Company's ability to execute its PEO business strategy and impair its ability to continue as a going concern. The Company expects to continue its investing activities, including expenditures for acquisitions, sales and marketing initiatives, product support, and administrative support based on the availability of funds.

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


Item 3.    CONTROLS AND PROCEDURES.

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.



PART II. OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS

The Securities and Exchange Commission ("SEC") filed an action in Federal District Court asserting various violations of securities laws against the Company and its principal officer. The complaint alleges that Mr. Frank Custable "orchestrated" a "scheme" to illegally obtain stock from various companies, including the Company, through "scam Commission Form S-8 registration statements, forged stock authorization forms and at least one bogus attorney opinion letter arranged by Custable." The complaint alleges that, in connection with this alleged "scheme," the Company and its CEO, David Calkins violated
Section 17(a) of the Securities Act and Section 10(b) and Rule 10b-5 of the Exchange Act. The SEC asks that the Company and Calkins be permanently enjoined from future violations, ordered to pay disgorgement and civil penalties and Calkins be barred from continued service as an officer and director. As part of an ex parte proceeding, the District Court has ordered the Company and Calkins to provide an accounting of their assets and the transactions that are the subject of the complaint. Pursuant to an agreement of the parties, that accounting is due on June 30, 2004. The Company has been served with the complaint and a scheduling order has been put into place. A response to the complaint is currently due on July 30, 2004. Under the scheduling order fact discovery must be completed by December 23, 2004 and expert discovery must be completed by March 29, 2005. Final dispositive pre-trial motions must be filed by May 13, 2005. A trial date has not yet been set.

                          PACEL CORP. AND SUBSIDIARIES


Item 1.    LEGAL PROCEEDINGS (continued)

The Board of Directors dismissed the President and CEO for cause, the grounds of which included, but are not limited to, unauthorized prepayments and charges from corporate funds directed by him against acquisition debt held by him. The Board of Directors is evaluating possible remedies, if any, against the decision makers for the unauthorized prepayments.

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

None.


Item 3. Defaults Upon Senior Securities

None


Item 4. Submission of Matters to a Vote of Security Holders

None.


Item 5. Other Information

None


Item 6. Exhibits and Reports

Number     Description
------     -------------------------------------------------
31.1 * 302 Certification by President, Chief Executive Officer and Chief Financial Officer.

32.1   *  Certification  by  President,   Chief  Executive   Officer  and  Chief
          Financial Officer pursuant to 18 U.S.C. 1350.

------------------------------------------

*    Filed herewith

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


Pacel Corp.


Dated: May 20, 2004


By: /s/ Gary Musselman
----------------------------------
Gary Musselman, President, Chief Executive Officer
and Chief Financial Officer.