Form 10QSB
period 2004-06-30
PACEL CORP
filed 2004-08-20
CIK 1044490

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _______________


Commission File Number: 0-29459


                                   PACEL CORP.
                     -------------------------------------
             (Exact name of registrant as specified in its charter)



VIRGINIA                                                54-1712558
----------------------------------              --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization                           Identification Number)


10108 Industrial Drive
Pineville, NORTH CAROLINA                               28134-6516
----------------------------------------        --------------------------------
(Address of principal executive offices)                  (ZIP Code)


Registrant's telephone number, including area code: (704) 643-0676

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


As of August 19, 2004 there were 1,391,744,739 shares of the Registrant's common stock outstanding.

                          PACEL CORP. AND SUBSIDIARIES


Part I.  FINANCIAL INFORMATION (unaudited)
Item 1.  Index to Consolidated Financial Statements
           Consolidated Balance Sheets                                     F - 2
           Consolidated Statements of Operations                           F - 4
           Consolidated Statements of Cash Flows                           F - 5
           Notes to Consolidated Financial Statements                      F - 7

Item 2.  Management's Discussion and Analysis
         of Financial Results of Operations                                    3
Item 3.  Controls and Procedures                                               9

Part II. OTHER INFORMATION
Item 1.  Legal Proceedings                                                    10
Item 2.  Changes in Securities                                                10
Item 3.  Defaults upon Senior Securities                                      10
Item 4.  Submission of Matters to Vote of Security Holders                    10
Item 5.  Other Information                                                    11
Item 6.  Exhibits and Reports                                                 11
Item 7.  Signatures                                                           12

                          PACEL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                  June 30,         December 31,
                                                                                   2004                2003
                                                                                -------------       ------------
                                                                                (Unaudited)          (Audited)
                                     ASSETS
Current assets:
       Cash                                                                     $     243,520      $    682,400
       Cash CD-Restricted                                                             600,000               -0-
       Trust account - client deposits and advance payments                           145,942         1,100,000
       Accounts receivable                                                              9,318            70,384
       Stock subscription receivable                                                      -0-           125,000
       Prepaid expenses                                                               122,407            44,326
       Workers compensation insurance deposits                                        304,300           132,851
                                                                                -------------       ------------

                Total current assets                                                1,425,487          2,154,961
                                                                                -------------       ------------

Property and equipment, net of accumulated depreciation of
       $167,074 and $153,578, respectively                                            187,995             97,355
                                                                                -------------       ------------

Other assets:
       Other receivables                                                                  -0-              7,902
       Retirement Plan-Director                                                        58,175                -0-
       Goodwill                                                                     1,075,432          1,075,432
       Security deposits                                                               12,905              9,366
                                                                                -------------       ------------

                Total other assets                                                  1,146,512          1,092,700
                                                                                -------------       ------------

                Total assets                                                    $   2,759,994       $  3,345,016
                                                                                =============       ============












        See accompanying notes to the consolidated financial statements.
                                       F-2

                          PACEL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                  June 30,         December 31,
                                                                                   2004                2003
                                                                                -------------       ------------
                                                                                (Unaudited)          (Audited)
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Accounts payable                                                         $     931,794       $  1,119,543
       Payroll and payroll related liabilities                                      1,980,689          2,413,244
       Accrued expenses                                                               548,067            559,229
       Accrued expenses - officers                                                     47,578            251,583
       Assumed Liabilities                                                            550,759          1,116,381
       Client deposits and advance payments                                           145,942          1,100,000
       Notes payable                                                                  533,000            505,218
       Convertible Notes Payable                                                      908,595                -0-
       Notes payable - bank                                                            29,538             33,900
       Capital leases                                                                   6,187             13,608
       Income taxes payable                                                               -0-              2,532
                                                                                -------------       ------------

                Total current liabilities                                           5,682,149          7,115,238

Long-term liabilities:
       Deferred Compensation-Director Payable                                          58,175                -0-
                                                                                -------------       ------------

                Total liabilities                                                   5,740,324          7,115,238

Stockholders' equity (deficit):
       Preferred stock, no par value, no liquidation value,
                5,000,000 shares authorized, 1,000,000 shares
                of 1997 Class A convertible preferred stock                            11,320             11,320
       Common stock, no par value, 2,000,000,000 shares
                authorized, 386,887,751 and 16,757,368
                shares issued respectively                                         20,768,394         17,500,377
       Cumulative currency translation adjustment                                     (18,720)           (18,720)
       Accumulated deficit                                                        (23,741,324)       (21,263,199)
                                                                                -------------       ------------

                Total stockholders' (deficit)                                      (2,980,330)        (3,770,222)
                                                                                -------------       ------------

                Total liabilities and stockholders' deficit                     $   2,759,994       $  3,345,016
                                                                                =============       ============









        See accompanying notes to the consolidated financial statements.
                                       F-3

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            Six months ended                Three months ended
                                                                June 30,                         June 30,
                                                           2004           2003              2004           2003
                                                    --------------  --------------    -------------   -------------

Revenue                                             $    1,971,154  $    1,147,420    $   1,022,233   $   1,146,837
Cost of services                                         1,537,680         913,702          778,790         913,702
                                                    --------------  --------------    -------------   -------------
       Gross profit                                        433,474         233,718          243,443         233,135

Operating costs and expenses:
       General and administrative                        1,436,210       1,138,255          651,824         833,667
       Depreciation and amortization                        13,496           8,908            6,996           7,660
       Interest expense                                    106,181          91,723           65,024          63,637
       Financing costs                                   1,355,714         130,750        1,110,714         130,750
                                                    --------------  --------------    -------------   -------------

                Total operating expenses                 2,911,601       1,369,636        1,834,558       1,035,714
                                                    --------------  --------------    -------------   -------------

Net loss from Continuing operations                 $   (2,478,127) $   (1,135,918)   $  (1,591,115)  $    (802,579)
                                                    ==============  ==============    =============   =============

Net loss per common and common equivalent share:
       Basic                                        $        (0.03) $       (0.95)    $       (0.01)  $       (0.44)
Diluted                                             $        (0.03) $       (0.95)    $       (0.01)  $       (0.44)

Weighted average shares outstanding:
       Basic                                            74,490,264       1,198,908      127,269,277       1,842,890
       Diluted                                          74,490,264       1,198,908      127,269,277       1,842,890
















        See accompanying notes to the consolidated financial statements.
                                       F-4

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Six months ended
                                                                            June 30,
                                                                     2004          2003
                                                              ---------------   ---------------
Cash flows from operating activities:
       Net loss                                                $   (2,478,127)  $    (1,135,918)
Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
                Depreciation                                           13,496             8,908
                Other non-cash items                                1,545,714           492,765
       Increase (decrease) in cash from changes in:
           Accounts receivable                                         61,071           (12,000)
           Other receivables                                           82,901             7,590
           Insurance deposits                                        (171,450)          (12,485)
           Prepaid expenses                                           (78,080)           (7,406)
           Security deposits                                           (3,540)              -0-
           Accounts payable                                          (187,749)         (573,164)
           Accrued expenses                                           (11,161)          121,331
           Accrued expenses-Officers                                 (204,005)              -0-
           Payroll and payroll related liabilities                   (432,555)          582,205
           Assumed liabilities                                       (565,622)           (3,407)
           Income taxes payable                                        (2,532)              -0-
                                                              ---------------   ---------------
                Net cash (used in) operating activities            (2,431,639)       (1,040,345)

Cash flows from investing activities:
       (Purchases)/disposals of property and equipment               (104,137)            2,762
       Cash CD-Restricted                                            (600,000)              -0-
       Investment in Benecorp                                             -0-          160,744
       Cash used for acquisitions                                         -0-         (105,000)
                                                              ---------------   ---------------
                Net cash (used in) investing activities              (704,137)           58,506

Cash flows from financing activities:
           Repayments of notes payable                                (62,218)          (22,610)
           Issuance of notes payable                                   90,000               -0-
           Issuance of convertible notes payable                    2,680,898         1,293,695
           Borrowings/(repayments) from lines of credit                (4,362)            9,049
           Repayments of capital lease                                 (7,422)              -0-
                                                              ---------------   ---------------
                Net cash provided by financing activities           2,696,896         1,280,134

Net increase (decrease) in cash and cash equivalents                 (438,880)          298,295

Cash and cash equivalents, beginning of period                        682,400             8,379
                                                              ---------------   ---------------

Cash and cash equivalents, end of period                      $       243,520   $       306,674
                                                              ===============   ===============


        See accompanying notes to the consolidated financial statements.
                                       F-5

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Six months ended
                                                                            June 30,
                                                                     2004          2003
                                                              ---------------   ---------------

Supplemental disclosure of cash flow information:
       Cash paid for interest                                 $        27,335   $         9,862
                                                              ===============   ===============



















                [Balance of this page intentionally left blank]





















        See accompanying notes to the consolidated financial statements.
                                       F-6

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  June 30, 2004

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

Note 2. Related Party Transactions.

a) The Company made payments to David Calkins for accrued payroll and loans. The balance due to Mr. Calkins was $47,578 and $251,583 at June 30, 2004 and December 31, 2003 respectively.

b) Due to existing credit issues and the SEC lawsuit, Pacel Corp. found that it was becoming extremely difficult to obtain funds for acquisitions. Therefore, the Officers and Board of Directors began exploring alternative means by which to secure adequate financing for acquisitions. The Board of Directors decided, and the officers of the company agreed, that Kay Calkins would form a new company independent of Pacel in 2004 (referred to as "Newco"). In May 2004 Newco was formed and its corporate name is Piedmont HR Inc. The purpose of forming Piedmont HR was to acquire businesses in the HRO industry in markets where Pacel did not do business, and to benefit Pacel shareholders through administrative services and management contracts and leases of Pacel technology, operations, and processes to operate the companies acquired. In the event that Piedmont HR successfully acquired a company or its assets/operations, Piedmont HR would have executed a service agreement with Pacel to perform all or the majority of the administrative, management and operational services necessary to operate the acquired business. To date, Piedmont HR has not completed any acquisitions or hired any employees nor does Piedmont HR anticipate acquiring any companies. The Board of Directors and Officers have determined that Piedmont HR will not offer the growth potential equal to the growth potential from Pacel aggressive marketing strategy. Piedmont HR no longer fits Pacel's strategic business model and is being dissolved.

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  June 30, 2004

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

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  June 30, 2004

Note 6. Contingent Liabilities.

The Securities and Exchange Commission ("SEC") filed an action in Federal District Court asserting various violations of securities laws against the Company and its principal officer. The complaint alleges that Mr. Frank Custable "orchestrated" a "scheme" to illegally obtain stock from various companies, including the Company, through "scam Commission Form S-8 registration statements, forged stock authorization forms and at least one bogus attorney opinion letter arranged by Custable." The complaint alleges that, in connection with this alleged "scheme," the Company and its CEO, David Calkins violated
Section 17(a) of the Securities Act and Section 10(b) and Rule 10b-5 of the Exchange Act. The SEC asks that the Company and Calkins be permanently enjoined from future violations, ordered to pay disgorgement and civil penalties and Calkins be barred from continued service as an officer and director. As part of an ex parte proceeding, the District Court has ordered the Company and Calkins to provide an accounting of their assets and the transactions that are the subject of the complaint. Pursuant to an agreement of the parties, an accounting of the transactions at issue was provided on June 30, 2004. The Company has been served with the complaint and a scheduling order has been put into place. A response to the complaint is currently due on September 3, 2004, pursuant to an agreement of the parties. Under the scheduling order fact discovery must be completed by December 23, 2004 and expert discovery must be completed by March 29, 2005. Final dispositive pre-trial motions must be filed by May 13, 2005. A trial date has not yet been set.

During 2003, the Company began experiencing difficulties in processing unemployment claims for its North Carolina worksite employees. Upon research of the difficulties, the Company learned that its North Carolina Employment Security Commission ("ESC") account was being actively reviewed by that agency. Through discussions with the ESC, the company learned that these difficulties were the result of underpayment for unemployment taxes. The underpayments resulted from the operations of a non-acquired company, owned by the former President & CEO of the company, whose experience was imputed to the company. The company and the ESC reached an agreement of an amount and a payment schedule for these unpaid taxes. The company had previously recorded a liability for $291,900 as assumed liabilities. The company agreed to pay this amount in installments during the third and fourth quarters of 2004.

The Company, as a member of the Phoenix Fund of North Carolina through its Asmara Services I, Inc. subsidiary, is party to an indemnity agreement providing joint and several liability for the Company to secure any outstanding liabilities should the fund become insolvent. The Phoenix Fund is a recognized insurance facility, regulated by the North Carolina Department of Insurance ("NCDOI"), through which the Company provides workers' compensation coverage to its clients located within the State of North Carolina. The Company is party to such agreement in conjunction with the other 1,200 members of the fund. The Fund, by policy, establishes reserves for all losses on a fully developed basis and is subject to quarterly and annual reporting of the status of its capitalization and operations to the NCDOI. The fund was required by the NCDOI and has issued a surety bond that would act as the primary vehicle for funding such liabilities should the fund become insolvent. The NCDOI, through provisions in the law, can waive any such assessments on behalf of the fund should the State determine that such assessment was not likely to be successful. Management believes the likelihood of any assessment is minimal due to the continued oversight of the fund by the NCDOI and the fund's establishment of sufficient reserves to cover fully developed losses.

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  June 30, 2004



Note 7. Customer Deposit

The  Company  had  $145,942  in  Deferred  Revenue at June 30,  2004  related to
$1,100,000 paid, in advance, in December 2003 for 2004 services from two clients. In December 2003, the Company executed a letter agreement in conjunction with receipt of these funds that provides the funds be held in a separate trust account by the Company and not commingled with any other general use funds of the Company. The Company draws down the pre-payment account as needed to fund the payment of payroll, deposit taxes, benefits, fees and other costs for this single client pursuant to the agreement.

Note 8. Cash CD-Restricted

During the second quarter of 2004, the company entered into an agreement with a national bank to develop a program that eliminates the need for multiple banks. During the credit review process, the bank required the company to secure its ACH (automated clearing house) exposure with a standby letter of credit. ACH transactions are used collect funds due from the company's clients for PEO services along with depositing funds into employee bank accounts that have elected direct deposit as a means of wage payment. The company secured this standby letter of credit with a CD (certificate of deposit) in the amount of $600,000.


Note 9. Retirement Plan-Director

During the first quarter of 2004, the Company entered into a Variable Flexible Premium Universal Life policy naming David E. Calkins, the Chairman of the Company, as the insured. The Company is the owner of the policy while David E. Calkins and his spouse are the beneficiaries of the policy. The insurance policy carries a face value of $3,100,000. The account value of the insurance policy can be invested in various investment accounts as directed by the Company. The policy calls for the company to make monthly payments of $18, 333 for five years. Upon age 70, David E. Calkins will be eligible to withdraw the assets of the policy over a 15 year period. During the six months ended June 30, 2004, the Company recorded $73,333 of expense along with the value of the assets and deferred compensation equal to $58,175 related to the issuance of this policy.


Note 10. Assumed Liabilities

As part of the asset purchase agreement of Asmara Inc. in April 2003, the Company assumed certain debts attributed to the President and CEO who was the sole shareholder of Asmara Inc. These debts were previously classified as Notes Payable to Officers. Upon the dismissal of the President and CEO, these debts were reclassified as Assumed Liabilities. During the six months ended June 30, 2004, the company made certain payments and reclassification and reduced the balance due on the assumed liabilities to $550,759.

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

As part of its goal to bring the company to profitability and less reliant on equity financing for ongoing operations, the company has developed an aggressive marketing strategy as well as an investment to significantly upgrade its HRIS (Human Resource Information System) capabilities to service its current and prospective clients. The company has engaged Lincoln Consulting, LLC, a strategic marketing firm, to develop and launch an aggressive and innovative marketing and sales plan. This plan includes hiring and training the sales team as well as marketing the company's services through networks of national associations and chains. The company has also engaged Thinkware Corporation to implement its new HRIS system. This system will provide the company with "state-of-the-art" human resource data necessary to service the growing needs of small to mid-size clients as well as automate the company's internal processes. The HRIS system is targeted to be fully operational in the fourth quarter of 2004.

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

Six Months ended June 30, 2004 compared to the Six Months ended June 30, 2003

Revenue for the six months ended June 30, 2004 was $1,971,154 when compared to revenue of $1,147,420 for the six months ended June 30, 2003. All of the Company's revenue in the six months ended June 30, 2004 was derived from PEO operating units acquired during 2003. The difference is attributed to the comparison of six months of PEO revenue for the six months ended June 30, 2004 to three months of the PEO revenue recorded from the Benecorp Business Services acquisition and two months of the PEO revenue recorded from the Asmara acquisition during the six months ended June 30, 2003.

                          PACEL CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Due to the significance of the amounts included in billings to the Company's clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the six months ended June 30, 2004 and June 30, 2003.

                                             Six months ended   Six months ended
                                                  June 30,         June 30,
                                                  2004              2003
                                                (Unaudited)       (Unaudited)
Reconciliation of billings
    to revenue recognized:
Gross billings to clients                     $  12,819,990     $   7,253,487
Less - Gross wages billed to clients            (10,848,836)       (6,106,690)
                                              -------------     -------------

Revenue from PEO services                         1,971,154         1,146,797
Other miscellaneous revenue                              -0-              623
                                              --------------    -------------

Total revenue as reported                     $   1,971,154     $   1,147,420
                                              =============     =============


Cost of services for the six months ended June 30, 2004 increased approximately $624,000 to $1,537,680 when compared to cost of services of $913,702 for the six months ended June 30, 2003 and is related directly to the delivery of services to its PEO clients. This increase is the result of having six months of PEO cost of services in the six months ended June 30, 2004 when compared to three months of PEO cost of services from the Benecorp acquisition and two months of PEO cost of services from the Asmara acquisition in 2003.

Sales, general & administrative expenses, including salaries and wages, increased to $1,436,210 for the six months ended June 30, 2004, compared to $1,138,255 in the corresponding period of 2003. Acquisitions completed in the second quarter of 2003, in conjunction with the Company's entry into the HRO market, accounted for the majority of the increase in 2004.

Depreciation expenses increased to $13,496 for the six months ended June 30, 2004, compared to $8,908 for the corresponding period of 2003. Such increase is related to the Company's acquisition of assets for its PEO business units.

Interest expense is interest paid and accrued on the Convertible Notes, unpaid payroll taxes, Notes payable, bank financing, and capital leases. Interest amounted to $106,181 for the six months ended June 30, 2004 compared to $91,723 for the same period of 2003. The increase is primarily attributable to the continued use of financing for working capital.

Finance expense for the six months ended June 30, 2004 increased approximately $1,225,000 to $1,355,714 when compared to finance expense of $130,750 for the six months ended June 30, 2003. The increase was the result of additional funding requirements for administrative and operational needs. The Company recorded imbedded interest in conjunction with the issuance of convertible debentures during the period assuming conversion of such debt was available on an immediate basis and has incurred fees associated with accessing its lines of credit.

                          PACEL CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three  Months  ended June 30, 2004  compared to the Three  Months ended June 30,
2003

Revenue for the quarter ended June 30, 2004 decreased approximately $124,600 to $1,022,233 when compared to revenue of $1,146,837 for the quarter ended June 30, 2003. All of the Company's revenue in the quarter ended June 30, 2004 and the quarter ended June 30, 2003 was derived from PEO operating units acquired during 2003.

Even though the company experienced an increase in the number of clients it provided PEO services to during the quarter ended June 30, 2004 when compared to the quarter ended June 30, 2003, the company experienced a net loss in the total of work site employees. The company generates it revenue from services relating to work site employees. This decrease in work site employees was primarily from large construction and heavy industrial clients that terminated PEO services with the company for reasons ranging from plant and company closings to clients bringing the services typically offered in a PEO relationship in-house. The PEO industry as a whole has found it more difficult to provide the PEO services to construction and heavy industrial clients because of its inability to obtain workers compensation insurance. The company has focused its sales and marketing effort to white collar and light industrial clients where workers compensation insurance is readily and economically accessible.

Due to the significance of the amounts included in billings to the Company's clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the quarters ended June 30, 2004 and June 30, 2003.

                                         Three months ended   Three months ended
                                              June 30,             June 30,
                                               2004                  2003
                                            (Unaudited)           (Unaudited)
Reconciliation of billings
    to revenue recognized:
Gross billings to clients                $      6,641,480       $     7,253,487
Less - Gross wages billed to clients           (5,619,247)           (6,106,690)
                                         ----------------       ----------------

Revenue from PEO services                       1,022,233              1,146,797
Other miscellaneous revenue                           -0-                     40
                                         ----------------       ----------------

Total revenue as reported                $      1,022,233       $      1,146,837
                                         ================       ===============

                          PACEL CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cost of services for the three months ended June 30, 2004 was $778,790 when compared to cost of services of $913,702 for the three months ended June 30, 2003 and is related directly to the delivery of services to its PEO clients. This decrease was directly related to the decrease in revenue.

Sales, general & administrative expenses, including salaries and wages, decreased to $651,824 for the three months ended June 30, 2004, compared to $833,667 in the corresponding period of 2003. The decrease was attributed to the consolidation of the back office operations from the acquisitions completed in the second quarter of 2003.

Depreciation expenses decreased to $6,996 for the three months ended June 30, 2004, compared to $7,660 for the corresponding period of 2003. This decrease was the result of asset in service becoming fully depreciated.

Interest expense is interest paid and accrued on the Convertible Notes, unpaid payroll taxes, Notes payable, bank financing, and capital leases. Interest amounted to $65,024 for the three months ended June 30, 2004 compared to $63,637 for the same period of 2003. The increase is primarily attributable to the continued use of financing for working capital.

Finance expense for the three months ended June 30, 2004 increased approximately $980,000 to $1,110,714 when compared to finance expense of $130,750 for the six months ended June 30, 2003. The increase was the result of additional funding requirements for administrative and operational needs. The Company recorded imbedded interest in conjunction with the issuance of convertible debentures during the period assuming conversion of such debt was available on an immediate basis and has incurred fees associated with accessing its lines of credit.

                          PACEL CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents at June 30, 2004 decreased to $243,520 from $682,400 at December 31, 2003. Net cash used for operating activities was $2,431,639 during the six months ended June 30, 2004 compared to $1,040,345 in the corresponding period of 2003. The increase in the cash used in operating activities is mainly attributable to the increased operating loss for the six months ended June 30, 2004, settlement and repayment of outstanding accounts payable, accrued expenses, assumed liabilities, embedded interest, insurance deposits, and recognition of revenue previously deferred, offset by decreases in other receivables and accounts receivable to PEO clients.

Net cash used for investing activities for the six months ended June 30, 2004 was $704,137. The cash used in investing activities is attributable to computer equipment and software purchased for the company's business information system implementation as well as an investment in a CD (certificate of deposit) to secure its payroll ACH (automated clearing house) exposure. This compares to net cash provided by investing activities for the six months ended June 30, 2003 of $58,506. During the second quarter of 2003, the company utilized $105,000 of cash in the acquisition of the Asmara and NCS operating units and acquired $160,744 in the acquisition of Benecorp Business Services.

Net cash provided by financing activities in the six months ended June 30, 2004 was $2,696,896 compared to $1,280,134 in the corresponding period ended June 30, 2003. The cash provided during both periods is directly related to the Company's execution and utilization of three equity-based lines of credit.

                          PACEL CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In August 2003, the Company entered into an equity line of credit for $10,000,000 from Compass Capital Inc., Kentan Ltd, and T&B Associates, Inc. at a discount rate of up to 50%. The Company can draw up to $500,000 per month. The line is being used to fund acquisitions and shortfalls in working capital. During the six months ended June 30, 2004, the Company drew down $2,680,898 and issued 319,113,632 shares of common stock in conjunction with this equity line. All of the funds received in 2004 were drawn from the Company's agreement with Compass Capital, Inc and T&B Associates, Inc.

In the six months ended June 30, 2004, the company utilized its 3A10 filing to issue 320,131,115 shares of its common stock. Proceeds from this issuance resulted in $2,770,898 in cash of which $90,000 was used to pay accrued interest.

In April 2004, Pacel entered into a Letter of Intent to Purchase RossarHR, LLC. The purchase will add in excess of $2 million in revenue to the Company on an annualized basis. The purchase does not contemplate any cash paid to the seller at closing. The Company will assume approximately $300,000 in debt of the acquired company with the majority being a term note at 6% interest payable in monthly installment of approximately $2,400 over 9.25 years. It is anticipated the purchase will be finalized by the end of September 2004.

The Company's cash requirements for funding its administrative and operating needs continue to greatly exceed its cash flows generated from operations. Such shortfalls and other capital needs continue to be satisfied through equity financing and convertible notes payable, until additional funds can be generated through acquisitions and organic business growth. The liabilities of the Company consist of over-extended accounts payable, payroll taxes, and interest expense. As part of its goal to bring the Company to profitability and less reliant on equity financing for ongoing operations, the Company has developed an aggressive marketing strategy as well as an investment to significantly upgrade its HRIS (Human Resource Information System) capabilities to service its current and prospective clients. The Company has engaged Lincoln Consulting, LLC, a strategic marketing firm, to develop and launch an aggressive and innovative marketing and sales plan. This plan includes hiring and training the sales team as well as marketing the Company's services through networks of national associations and chains. The Company has also engaged Thinkware Corporation to implement its new HRIS system. This system will provide the company with "state-of-the-art" human resource data necessary to service the growing needs of small to mid-size clients as well as automate the Company's internal processes. The HRIS system is targeted to be fully operational in the fourth quarter of 2004. The Company relies on equity financing to fund its ongoing operations and investing activities. The Company expects to continue its investing activities, including expenditures for acquisitions, sales and marketing initiatives, HRIS (Human Resource Information System), and administrative support. The loss of its current equity financing would seriously hinder the Company's ability to execute its business strategy and impair its ability to continue as a going concern.

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


Item 3.  CONTROLS AND PROCEDURES.

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

                          PACEL CORP. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Securities and Exchange Commission ("SEC") filed an action in Federal District Court asserting various violations of securities laws against the Company and its principal officer. The complaint alleges that Mr. Frank Custable "orchestrated" a "scheme" to illegally obtain stock from various companies, including the Company, through "scam Commission Form S-8 registration statements, forged stock authorization forms and at least one bogus attorney opinion letter arranged by Custable." The complaint alleges that, in connection with this alleged "scheme," the Company and its CEO, David Calkins violated
Section 17(a) of the Securities Act and Section 10(b) and Rule 10b-5 of the Exchange Act. The SEC asks that the Company and Calkins be permanently enjoined from future violations, ordered to pay disgorgement and civil penalties and Calkins be barred from continued service as an officer and director. As part of an ex parte proceeding, the District Court has ordered the Company and Calkins to provide an accounting of their assets and the transactions that are the subject of the complaint. Pursuant to an agreement of the parties, an accounting of the transactions at issue was provided on June 30, 2004. The Company has been served with the complaint and a scheduling order has been put into place. A response to the complaint is currently due on September 3, 2004, pursuant to an agreement of the parties. Under the scheduling order fact discovery must be completed by December 23, 2004 and expert discovery must be completed by March 29, 2005. Final dispositive pre-trial motions must be filed by May 13, 2005. A trial date has not yet been set.

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

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

                          PACEL CORP. AND SUBSIDIARIES

Item 5. Other Information

None

Item 6. Exhibits and Reports

None







































                [Balance of this page intentionally left blank]

Item 7. Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


Pacel Corp.


BY: /s/ Gary Musselman
--------------------------
Gary Musselman, President, Chief Executive Officer, and Chief Financial Officer

DATED:          August 19, 2004