Form 10QSB
period 2004-09-30
PACEL CORP
filed 2004-11-12
CIK 1044490

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended September 30, 2004

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

As of November 12, 2004, there were 1,204,667,610 shares of the Registrant's common stock outstanding.

PACEL CORP. AND SUBSIDIARIES

FINANCIAL INFORMATION (unaudited)

Index to Consolidated Financial Statements

Consolidated Balance Sheets                                                                              F – 2

Consolidated Statements of Operations                                                               F – 4

Consolidated Statements of Cash Flows                                                              F – 5

Notes to Consolidated Financial Statements                                                         F – 7

Management’s Discussion and Analysis of Financial Results of Operations                 3

Controls and Procedures                                                                                        11

OTHER INFORMATION

Legal Proceedings                                                                                                12

Changes in Securities                                                                                            12

Exhibits and Reports                                                                                             13

Signatures                                                                                                            14

Certifications                                                                                                        15

PACEL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

                                                                                                      September 30,              December 31,

                                                                                                             2004                            2003

                                                                                                        (Unaudited)                   (Audited)

ASSETS

Current assets:

         Cash                                                                                      $     230,821              $         682,400

         Cash CD-Restricted                                                                      907,727                                 -0-

         Trust account – client deposits and advance payments                      27,513                      1,100,000

         Accounts receivable                                                                         8,705                           70,384

         Stock subscription receivable                                                                  -0-                        125,000

         Prepaid expenses                                                                          165,578                           44,326

         Workers compensation insurance deposits                                      101,016                          132,851

                     Total current assets                                                        1,441,360                      2,154,961

Property and equipment, net of accumulated depreciation of

         $35,946 and $153,578, respectively                                                 247,652                           97,355

Other assets:

         Other receivables                                                                                  -0-                           7,902

         Retirement Plan-Director                                                               100,408                                 -0-

         Goodwill                                                                                     1,075,432                      1,075,432

         Security deposits                                                                                8,122                            9,366

                     Total other assets                                                           1,183,962                      1,092,700

                     Total assets                                                           $  2,872,974                $  3,345,016

See accompanying notes to the consolidated financial statements.

PACEL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

                                                                                                      September 30,              December 31,

                                                                                                             2004                            2003

                                                                                                        (Unaudited)                   (Audited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

         Accounts payable                                                                    $    913,968                    $ 1,119,543

         Payroll and payroll related liabilities                                              2,077,905                      2,413,244

         Accrued expenses                                                                         577,626                         559,229

         Accrued expenses – officers                                                           33,699                         251,583

         Assumed Liabilities                                                                       493,133                      1,116,381

         Client deposits and advance payments                                              27,513                      1,100,000

         Notes payable                                                                               500,000                         505,218

         Convertible Notes Payable                                                          1,140,930                                 -0-

         Notes payable – bank                                                                      26,880                           33,900

         Capital leases                                                                                        -0-                         13,608

         Income taxes payable                                                                            -0-                           2,532

                     Total current liabilities                                                     5,791,654                      7,115,238

Long-term liabilities:

         Deferred Compensation-Director Payable                                      100,408                                 -0-

                     Total liabilities                                                                 5,892,062                      7,115,238

Stockholders’ equity (deficit):

         Preferred stock, no par value, no liquidation value,

                     5,000,000 shares authorized, 1,000,000 shares

                     of 1997 Class A convertible preferred stock                         11,320                           11,320

         Common stock, no par value, 2,000,000,000 shares

                     authorized, 56,000,857 and 167,574

                     shares issued and outstanding in 2004 and 2003

                     respectively.                                                                 21,958,408                     17,500,377

         Cumulative currency translation adjustment                                     (18,720)                        (18,720)

         Accumulated deficit                                                                  (24,970,096)                  (21,263,199)

                     Total stockholders’ (deficit)                                            (3,019,088)                    (3,770,222)

                     Total liabilities and stockholders’ deficit              $  2,872,974               $   3,345,016

See accompanying notes to the consolidated financial statements.

PACEL CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

                                                                                              Nine months ended                   Three months ended

                                                                                                   September 30,                          September 30,

                                                                                             2004                 2003                 2004                 2003

Revenue                                                                         $  2,894,780    $     2,507,291        $   923,626     $    1,369,370

Cost of services                                                                  2,354,047          1,898,953             816,317              984,874

         Gross profit                                                                  540,733             608,338             107,309             384,496

Operating costs and expenses:

         General and administrative                                          2,026,502          1,910,958             761,989             905,441

         Sales & Marketing                                                        330,778             252,585             159,130             119,336

         Depreciation and amortization                                          19,244               15,722                5,748                6,814

              Total operating expenses                                        2,376,524          2,179,265             926,867          1,031,591

         Operating loss                                                           (1,835,791)        (1,570,927)          (819,558)          (647,095)

            Interest expense                                                        153,044             125,015               46,864               32,852

            Financing costs                                                       1,718,063             393,818             362,349             262,978

               Total interest and finance expenses                       1,871,107             518,833             409,213             295,830

Net loss                                                                    $   (3,706,898) $   (2,089,760)   $ (1,228,771)     $  (942,925)

Net loss per common and common equivalent share:

         Basic                                                                    $         (0.72) $         (107.93)     $         (0.09)   $         (23.52)         Diluted                                                                  $         (0.72) $         (107.93)     $         (0.09)   $         (23.52)

Weighted average shares outstanding:

         Basic                                                                         5,113,002               19,362         13,754,242               40,094

         Diluted                                                                      5,113,002               19,362         13,754,242               40,094

PACEL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

                                                                                                                     Nine months ended

                                                                                                                        September 30,

                                                                                                             2004                            2003

Cash flows from operating activities:

         Net loss                                                                                                                    $  (3,706,898)           $     (2,089,760)

         Adjustments to reconcile net loss to net cash

               provided by (used in) operating activities:

                     Depreciation                                                                       19,244                           15,722

                     Other non-cash items                                                      1,908,063                         800,694

         Increase (decrease) in cash from changes in:

               Accounts receivable                                                                  61,679                            4,643

               Other receivables                                                                      82,902                         (55,395)

               Insurance deposits                                                                    31,835                           28,006

               Prepaid expenses                                                                   (121,251)                           7,133

               Security deposits                                                                         1,243                              (600)

               Accounts payable                                                                  (205,574)                      (376,992)

               Accrued expenses                                                                    18,398                           62,717

               Accrued expenses-Officers                                                    (217,885)                                -0-

               Payroll and payroll related liabilities                                         (335,339)                        611,785

               Deferred Revenue                                                                           -0-                      (881,937)

               Assumed liabilities                                                                  (623,248)                        (36,023)

               Income taxes payable                                                                 (2,532)                                -0-

                     Net cash (used in) operating activities                             (3,089,363)                    (1,910,007)

Cash flows from investing activities:

         Net purchases of property and equipment                                      (169,542)                          (8,942)

         Notes receivable                                                                                   -0-                         50,000

         Cash CD-Restricted                                                                     (907,727)                                -0-

         Cash acquired in acquisitions                                                                  -0-                        160,744

         Cash used for acquisitions                                                    _ ___         -0-                  _    (105,000)

                     Net cash (used in) investing activities                              (1,077,269)                         96,802

Cash flows from financing activities:

               Repayments of notes payable                                                   (95,218)                      (130,534)

               Issuance of notes payable                                                          90,000                                 -0-

               Issuance of convertible notes payable                                    3,740,898                      2,119,045

               Repayments of lines of credit                                                     (7,018)                          (2,690)

               Repayments of capital lease                                                     (13,609)                                -0-

                     Net cash provided by financing activities                           3,715,053                       1,985,821

Net increase (decrease) in cash and cash equivalents                              (451,579)                        172,616

Cash and cash equivalents, beginning of period                                         682,400                            8,379

Cash and cash equivalents, end of period                                 $      230,821              $       180,995

See accompanying notes to the consolidated financial statements.

PACEL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

                                                                                                                     Nine months ended

                                                                                                                        September 30,

                                                                                                             2004                            2003

Supplemental disclosure of cash flow information:

         Cash paid for interest                                                     $          42,348              $         14,126

See accompanying notes to the consolidated financial statements.

PACEL CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004

Note 1.          Basis of Presentation.

The unaudited financial statements included in the Form 10-QSB have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities and Exchange Act of 1934.  The financial information furnished herein reflects all adjustments, which in the opinion of management, are necessary for a fair presentation of the Company’s financial position, the results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to such rules and regulations.

These interim statements should be read in conjunction with the audited consolidated financial statements and related notes thereto as presented in the Company’s certified financial statements for the year ended December 31, 2003.  The Company presumes that users of the interim financial information herein have read or have access to such audited financial statements and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  The results of operations for any interim period are not necessarily indicative of the results expected or reported for the full year.

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

Note 2.          Related Party Transactions.

The Company made payments to David Calkins for accrued payroll and loans.  The balance due to Mr. Calkins was $33,699 and $251,583 at September 30, 2004 and December 31, 2003 respectively.

In May 2004, Kaye Calkins, Director, and wife of David Calkins formed Piedmont HR Inc.  The purpose of Piedmont HR Inc is to provide Human Resources and Risk Management consulting services.  In September 2004, Pacel acquired Piedmont HR for the sum of the set-up costs of approximately $20,000.

In September 2004, The Company entered into a ten year employment contracts with Gary A. Mussleman.  Compensation will include an annual base salary of $168,000 and an incentive bonus plan based on the EBITDA (earnings before interest, tax, depreciation and amortization).  The agreement also includes severance payments upon termination of employment.  Mr. Musselman will hold the title of President and Chief Executive Officer.

In September 2004, The Company entered into a ten year employment contracts with David E. Calkins.  Compensation will include an annual base salary of $300,000, an incentive bonus plan based on the EBITDA (earnings before interest, tax, depreciation and amortization), and the funding of a Variable Flexible Premium Universal Life Policy which is a vehicle to fund a deferred compensation plan.  The agreement also includes severance payments upon termination of employment.  Mr. Calkins will hold the title of Chairman of the Board of Directors.

PACEL CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004

Note 3.          Accounting for Business Combinations.

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141, Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (collectively, the “Statements”).  These Statements change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to discontinue amortizing goodwill and certain intangible assets deemed to have an indefinite useful life.  Alternatively, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment.  These Statements were adopted by the Company in the first quarter of 2002 and for all business purchase combinations consummated after June 30, 2001.

Note 4.          Revenue Recognition.

The gross billings that the Company charges its clients under its Professional Services Agreement include each worksite employee’s gross wages and a service fee.  The Company’s service fee, which is computed as a percentage of gross wages, is intended to yield a profit to the Company and cover the cost of employment-related taxes, workers’ compensation insurance coverage, and administration and field services provided by the Company to the client, including payroll administration and record keeping, as well as safety, human resources and regulatory compliance consulting services.  The component of the service fee related to administration varies according to the size of the client, the amount and frequency of payroll payments and the method of delivery of such payments.  The component of the service fee related to workers’ compensation and employer taxes, including unemployment insurance, is based, in part, on the clients historical claims experience.  All charges by the Company are invoiced along with each periodic payroll delivered to the client.

The Company reports revenue from service fees in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.  The Company reports as revenue, on a gross basis, the total amount billed to clients for service fees, workers’ compensation and employer taxes.  The Company reports revenue on a gross basis for these fees because the Company is the primary obligor and deemed to be the principal in these transactions under EITF 99-19.  The Company typically bills its clients for wages paid to worksite employees in an amount equal to the amounts paid to these employees for these wages.  Accordingly, such billings result in no profit to the Company and when presented on a net basis results in no revenue being recorded.  The Company accounts for its revenue under the accrual method of accounting.  Under the accrual method of accounting, the Company recognizes its revenues in the period in which the worksite employee performs the work.

Note 5.          Common Stock.

In February 2004 and September 2004, the Company effected a one-for-one hundred reverse stock split restating the number of common shares at December 31, 2003 from 1,675,736,763 to 16,757,368 to 167,574.  All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.

PACEL CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004

Note 6.          Acquisitions

In September 2004, The Company, through its subsidiary The Resourcing Solutions Group, Inc, entered into a definitive asset purchase agreement of RossarHR, LLC effective January 1, 2005.  As part of this agreement, the company will receive approximately $15,000 in office equipment along with all customer contracts.  The purchase does not contemplate any cash paid to the seller at closing, but calls for a Promissory Note of $272,000 to be paid in equal monthly installments over ten years starting after the effective date.  The two companies also have entered into a Management Agreement whereas The Resourcing Solutions Group, Inc will provide management resources up to the effective date.

Note 7.          Contingent Liabilities

The Securities and Exchange Commission (“SEC”) filed an action in Federal District Court asserting various violations of securities laws against the Company and its principal officer.  The complaint alleges that Mr. Frank Custable “orchestrated” a “scheme” to illegally obtain stock from various companies, including the Company, through “scam Commission Form S-8 registration statements, forged stock authorization forms and at least one bogus attorney opinion letter arranged by Custable.”  The complaint alleges that, in connection with this alleged “scheme,” the Company and its CEO, David Calkins violated Section 17(a) of the Securities Act and Section 10(b) and Rule 10b-5 of the Exchange Act.  The SEC asks that the Company and Calkins be permanently enjoined from future violations, ordered to pay disgorgement and civil penalties and Calkins be barred from continued service as an officer and director.  As part of an ex parte proceeding, the District Court has ordered the Company and Calkins to provide an accounting of their assets and the transactions that are the subject of the complaint.  Pursuant to an agreement of the parties, an accounting of the transactions at issue was provided on June 30, 2004.  The Company has been served with the complaint and a scheduling order has been put into place.  Pursuant to an agreement of the parties, the response to the complaint has been postponed to a date to be agreed upon.  Under the scheduling order fact discovery must be completed by December 23, 2004 and expert discovery must be completed by March 29, 2005.  Final dispositive pre-trial motions must be filed by May 13, 2005.  A trial date has not yet been set.

The Company, as a member of the Phoenix Fund of North Carolina through its Asmara Services II, Inc. and Asmara Services III, Inc. subsidiaries, is party to an indemnity agreement providing joint and several liability for the Company to secure any outstanding liabilities should the fund become insolvent. The Phoenix Fund is a recognized insurance facility, regulated by the North Carolina Department of Insurance (“NCDOI”), through which the Company provides workers’ compensation coverage to its clients located within the State of North Carolina.  The Company is party to such agreement in conjunction with the other 1,200 members of the fund.  The Fund, by policy, establishes reserves for all losses on a fully developed basis and is subject to quarterly and annual reporting of the status of its capitalization and operations to the NCDOI.  The fund was required by the NCDOI and has issued a surety bond that would act as the primary vehicle for funding such liabilities should the fund become insolvent.  The NCDOI, through provisions in the law, can waive any such assessments on behalf of the fund should the State determine that such assessment was not likely to be successful.  Management believes the likelihood of any assessment is minimal due to the continued oversight of the fund by the NCDOI and the fund’s establishment of sufficient reserves to cover fully developed losses.

PACEL CORP. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2004

Note 8.         Customer Deposit

The Company had $27,513 in Deferred Revenue on September 30, 2004.   The company received $1,100,000 in December 2003 for 2004 services from one client and $150,000 in 2004 from another client also for 2004 services.  It is the company’s policy to deposit advanced payments for services in a separate trust account.  When services are rendered, the Company draws down the trust account to fund the payment of payroll, deposit taxes, benefits, fees and other costs for each client pre-paying for services.

Note 9.         Cash CD-Restricted

During the second quarter of 2004, the company entered into an agreement with a national bank to develop a program that eliminates the need for multiple banks.  During the credit review process, the bank required the company to secure its ACH (automated clearing house) exposure with a standby letter of credit.  ACH transactions are used to collect funds due from the company’s clients for PEO services along with depositing funds into employee bank accounts that have elected direct deposit as a means of wage payment.  The company secured this standby letter of credit with an interest bearing CD (certificate of deposit) in the amount of $600,000.  The value of the CD on September 30, 2004 was $602,787.

During the second and third quarter of 2004, as part of the renewal process for one of its insurance carriers and two state PEO (Professional Employer Organization) licenses, the company secured irrevocable letters of credit with interest bearing CD’s (certificate of deposits).  The value of the CD on September 30, 2004 was $304,940.

Note 10.       Retirement Plan-Director

During the first quarter of 2004, the Company entered into a Variable Flexible Premium Universal Life policy naming David E. Calkins, the Chairman of the Company, as the insured.  The Company is the owner of the policy while David E. Calkins and his spouse are the beneficiaries of the policy.  The insurance policy carries a face value of $3,100,000.  The account value of the insurance policy can be invested in various investment accounts as directed by the Company.  The policy calls for the company to make monthly payments of $18, 333 for five years.  Upon age 70, David E. Calkins will be eligible to withdraw the assets of the policy over a 15 year period.  During the nine months ended September 30, 2004, the Company recorded $128,333 in General and Administrative expense.  The company also recorded the value of the assets and deferred compensation equal to $100,408 related to the issuance of this policy.

Note 11.       Assumed Liabilities

As part of the asset purchase agreement of Asmara Inc. in April 2003, the Company assumed certain debts attributed to the President and CEO who was the sole shareholder of Asmara Inc. These debts were previously classified as Notes Payable to Officers.  Upon the dismissal of the President and CEO, these debts were reclassified as Assumed Liabilities.  The balance at the nine months ended September 30, 2004 was $493,133.

PACEL CORP. AND SUBSIDIARIES

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of results of operations and financial condition include a discussion of liquidity and capital resources.  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

In 2004, the Company continued its strategy for penetrating the Human Resources Outsourcing (“HRO”) industry based on its evaluation of its business model and existing business initiatives completed in 2002.  The Company’s intention to enter this business sector was announced in September 2002 and was based on an evaluation of potential business markets that provide the potential for success.  The Company provides human capital solutions through the provision of PEO services and Administrative Service Organization (“ASO”) services to such clients.  In 2003, the Company successfully completed the acquisition of two existing PEO organizations and continues to evaluate other potential acquisition candidates while also reviewing and implementing opportunities to support organic growth in order to secure a position as an industry leader.  The Company sees this initiative in the Human Resources Outsourcing (“HRO”) industry as an opportunity to tap into the small business market in the United States and intends to compliment the provision of PEO and ASO services with information technology services, business consulting services and financial services at a future time.

As part of its goal to bring the company to profitability and less reliant on equity financing for ongoing operations, the company has developed an aggressive marketing strategy as well as an investment to significantly upgrade its HRIS (Human Resource Information System) capabilities to service its current and prospective clients.  The company has engaged Lincoln Consulting, LLC, a strategic marketing firm, to develop and launch an aggressive and innovative marketing and sales plan.  This plan includes hiring and training the sales team as well as marketing the company’s services through networks of national associations and chains.  The company has also engaged Thinkware Corporation to implement its new HRIS system.  This system will provide the company with “state-of-the-art” human resource data necessary to service the growing needs of small to mid-size clients as well as automate the company’s internal processes.  The HRIS system is targeted to be fully operational in the fourth quarter of 2004.

Through its PEO/ASO business unit, the Company markets to current and prospective clients, typically small to medium-sized businesses with between five and 1,500 employees, a broad range of products and services that provide an outsourced solution for the clients’ human resources (“HR”) needs.  The Company’s products include payroll services, benefits administration (including health, welfare and retirement plans), governmental compliance, risk management (including safety training), unemployment administration and other HR related services. The Company is currently working to establish the national vendor relationships it believes are necessary to effectively and competitively provide such services to a broad range of clients.

Nine Months ended September 30, 2004 compared to the Nine Months ended September 30, 2003

Revenue for the Nine months ended September 30, 2004 was $2,894,780 compared to revenue of $2,507,291 for the nine months ended September 30, 2003.  All of the Company's revenue in the nine months ended September 30, 2004 was derived from PEO operating units acquired during 2003.  The difference is attributed to the comparison of nine months of PEO revenue for the nine months ended September 30, 2004 to six months of the PEO revenue recorded from the Benecorp Business Services acquisition and five months of the PEO revenue recorded from the Asmara acquisition during the nine months ended September 30, 2003.  The company generates it revenue from services relating to work site employees.  During 2004, the company has experienced a decrease in the number of work site employees it provided PEO services.  These losses were primarily in blue-collar industries.  The company has been heavily marketing its services and Human Resources Information Systems to national chains, white-collar, and light industrial clients.  The company expects white-collar and national chain clients to replace its expected loss in blue-collar clients.

PACEL CORP. AND SUBSIDIARIES

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Due to the significance of the amounts included in billings to the Company’s clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the nine months ended September 30, 2004 and September 30, 2003.

                                                                                                   Nine months ended      Nine months ended

                                                                                                      September 30,              September 30,

                                                                                              2004                    2003

                                                                                                        (Unaudited)                 (Unaudited)

                     Reconciliation of billings to revenue recognized:

                     Gross billings to clients                                            $     19,110,946              $     16,098,762

                     Less – Gross wages billed to clients                              (16,216,166)                  (13,592,194)

                     Revenue from PEO services                                           2,894,780                       2,506,568

                     Other miscellaneous revenue                                                      -0-                               723

                     Total revenue as reported                                $      2,894,780            $      2,507,291

Cost of services for the nine months ended September 30, 2004 increased approximately $455,000 to $2,354,047 compared to cost of services of $1,898,953 for the nine months ended September 30, 2003 and is related directly to the delivery of services to its PEO clients.  This increase is the result of having nine months of PEO cost of services in the nine months ended September 30, 2004 when compared to six months of PEO cost of services from the Benecorp acquisition and five months of PEO cost of services from the Asmara acquisition in 2003.

General & administrative expenses, including salaries and wages, increased to $2,026,502 for the nine months ended September 30, 2004, compared to $1,910,958 in the corresponding period of 2003.  Acquisitions completed in the second quarter of 2003, in conjunction with the Company’s entry into the HRO market, accounted for the majority of the increase in 2004.

Sales and Marketing expenses increased to $330,778 for the nine months ended September 30, 2004, compared to $252,585 in the corresponding period of 2003.  The sales approach in prior years was to employ salespeople to actively find potential PEO clients primarily in blue-collar industries.  During the second and third quarter of 2004, the company redesigned all marketing literature and hired a new sales force.  The company is also in the process of updating its website and implementing a new Human Resource Information System to target white-collar and light industrial clients where the company believes it can be successful.  This complete restructuring of the company’s sales and marketing function will be completed in the fourth quarter of 2004 and is expected to realize an increase in work site employees beginning in the first quarter of 2005.

PACEL CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Depreciation expenses increased to $19,244 for the nine months ended September 30, 2004, compared to $15,722 for the corresponding period of 2003.  Such increase is related to the Company’s acquisition of assets for its PEO business units.

Interest expense is interest paid and accrued on the Convertible Notes, unpaid payroll taxes, Notes payable, bank financing, and capital leases. Interest expense amounted to $153,044 for the nine months ended September 30, 2004 compared to $125,015 for the same period of 2003.  The increase is primarily attributable to the continued use of financing for working capital.

Finance expense for the nine months ended September 30, 2004 increased approximately $1,324,000 to $1,718,063 compared to finance expense of $393,818 for the nine months ended September 30, 2003.  The increase was the result of additional funding requirements for administrative and operational needs.  The Company recorded imbedded interest in conjunction with the issuance of convertible debentures during the period assuming conversion of such debt was available on an immediate basis and has incurred fees associated with accessing its lines of credit.

PACEL CORP. AND SUBSIDIARIES

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three Months ended September 30, 2004 compared to the Three Months ended September 30, 2003

Revenue for the quarter ended September 30, 2004 decreased approximately $445,700 to $923,626 compared to revenue of $1,369,370 for the quarter ended September 30, 2003.  All of the Company's revenue in the quarter ended September 30, 2004 and the quarter ended September 30, 2003 was derived from PEO operating units acquired during 2003.

The company experienced a decrease in the number of work site employees it provided PEO services to during the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003.  The company generates its revenue from services relating to work site employees.  This decrease in work site employees was primarily from large construction and heavy industrial clients that terminated PEO services with the company for reasons ranging from plant and company closings to clients bringing the services typically offered in a PEO relationship in-house.  The PEO industry as a whole has found it more difficult to provide the PEO services to construction and heavy industrial clients because of its inability to obtain workers compensation insurance.  The company has focused its sales and marketing effort to white collar and light industrial clients where workers compensation insurance is readily and economically accessible.

Due to the significance of the amounts included in billings to the Company’s clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the quarters ended September 30, 2004 and September 30, 2003.

                                                                                                  Three months ended     Three months ended

                                                                                                      September 30,              September 30,

                                                                                              2004                    2003

                                                                                                        (Unaudited)                 (Unaudited)

                     Reconciliation of billings to revenue recognized:

                     Gross billings to clients                                             $     6,290,956                $     8,654,774

Less – Gross wages billed to clients                                 (5,367,330)                      (7,285,504)

                     Revenue from PEO services                                              923,626                        1,369,270

                     Other miscellaneous revenue                                                      -0-                               100

Total revenue as reported                                   $        923,626                          $    1,369,370

PACEL CORP. AND SUBSIDIARIES

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cost of services for the three months ended September 30, 2004 was $816,317 compared to cost of services of $984,874 for the three months ended September 30, 2003 and is related directly to the delivery of services to its PEO clients.  This decrease was directly related to the decrease in revenue.

General & administrative expenses, including salaries and wages, decreased to $761,989 for the three months ended September 30, 2004, compared to $905,441 in the corresponding period of 2003.  The decrease was attributed to the consolidation of the back office operations from the acquisitions completed in the second quarter of 2003.

Sales and marketing expenses increased to $159,130 for the three months ended September 30, 2004, compared to $119,336 in the corresponding period of 2003.  The increase was attributed to the company’s continued transformation of its sales and marketing function that began in the second quarter of 2004.

Depreciation expenses decreased to $5,748 for the three months ended September 30, 2004, compared to $6,814 for the corresponding period of 2003.  This decrease was the result of asset in service becoming fully depreciated.

Interest expense is interest paid and accrued on the Convertible Notes, unpaid payroll taxes, notes payable, bank financing, and capital leases.   Interest expense amounted to $46,864 for the three months ended September 30, 2004 compared to $32,852 for the same period of 2003.  The increase is primarily attributable to the continued use of financing for working capital.

Finance expense for the three months ended September 30, 2004 increased approximately $99,000 to $362,349 when compared to finance expense of $262,978 for the three months ended September 30, 2003.  The increase was the result of increased funding requirements for administrative and operational needs.  The Company recorded imbedded interest in conjunction with the issuance of convertible debentures during the period assuming conversion of such debt was available on an immediate basis and has incurred fees associated with accessing its lines of credit.

PACEL CORP. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents at September 30, 2004 decreased to $230,821 from $682,400 at December 31, 2003.  Net cash used for operating activities was $3,089,363 during the nine months ended September 30, 2004 compared to $1,910,007 in the corresponding period of 2003.  The increase in the cash used in operating activities is mainly attributable to the increased operating loss for the nine months ended September 30, 2004, settlement and repayment of outstanding accounts payable, accrued expenses, assumed liabilities, embedded interest, and recognition of revenue previously deferred, offset by decreases in other receivables, accounts receivable to PEO clients, and insurance deposits.

Net cash used for investing activities for the nine months ended September 30, 2004 was $1,077,269.  The cash used in investing activities is attributable to computer equipment and software purchased for the company’s business information system implementation as well as an investment in four CD’s (certificate of deposits).  These CD’s were used to secure Letters of Credit for its payroll ACH (automated clearing house) exposure, one of the company’s workers compensation insurance policy, and two state PEO licenses.  This compares to net cash provided by investing activities for the nine months ended September 30, 2003 of $96,802.  During the second quarter of 2003, the company utilized $105,000 of cash in the acquisition of the Asmara and NCS operating units and acquired $160,744 in the acquisition of Benecorp Business Services.

Net cash provided by financing activities in the nine months ended September 30, 2004 was $3,715,053 compared to $1,985,821 in the corresponding period ended September 30, 2003.   The cash provided during both periods is directly related to the Company’s execution and utilization of three equity-based lines of credit.

PACEL CORP. AND SUBSIDIARIES

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In August 2003, the Company entered into an equity line of credit for $10,000,000 from Compass Capital Inc., Kentan Ltd, Reef Holding Ltd, and T&B Associates, Inc. at a discount rate of up to 50%.  The Company can draw up to $500,000 per month.  The line is being used to fund acquisitions and shortfalls in working capital.  During the nine months ended September 30, 2004, the Company drew down $3,740,898 and issued 55,823,119 shares of common stock in conjunction with this equity line.

In September 2004, The Company, through its subsidiary The Resourcing Solutions Group, Inc, entered into a definitive asset purchase agreement of RossarHR, LLC effective January 1, 2005.  The purchase will add approximately $500,000 in revenue on an annualized basis.  The purchase does not contemplate any cash paid to the seller at closing, but call for a Promissory Note of $272,000 to be paid in equal monthly installments over ten years starting after the effective date.  The two companies also have entered into a Management Agreement whereas The Resourcing Solutions Group, Inc will provide management resources up to the effective date.

In September 2004, The Company entered into a ten year employment contracts with Gary A. Mussleman.  Compensation will include an annual base salary of $168,000 and an incentive bonus plan based on the EBITDA (earnings before interest, tax, depreciation and amortization).  The agreement also includes severance payments upon termination of employment.  Mr. Musselman will hold the title of President and Chief Executive Officer.

In September 2004, The Company entered into a ten year employment contracts with David E. Calkins.  Compensation will include an annual base salary of $300,000, an incentive bonus plan based on the EBITDA (earnings before interest, tax, depreciation and amortization), and the funding of a Variable Flexible Premium Universal Life Policy.  The agreement also includes severance payments upon termination of employment.  Mr. Calkins will hold the title of Chairman of the Board of Directors.

The Company’s cash requirements for funding its administrative and operating needs continue to greatly exceed its cash flows generated from operations. Such shortfalls and other capital needs continue to be satisfied through equity financing and convertible notes payable, until additional funds can be generated through acquisitions and organic business growth. The liabilities of the Company consist of over-extended accounts payable, payroll taxes, and interest expense.

PACEL CORP. AND SUBSIDIARIES

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As part of its goal to bring the Company to profitability and less reliant on equity financing for ongoing operations, the Company has developed an aggressive marketing strategy as well as an investment to significantly upgrade its HRIS (Human Resource Information System) capabilities to service its current and prospective clients.  The Company has engaged Lincoln Consulting, LLC, a strategic marketing firm, to develop and launch an aggressive and innovative marketing and sales plan.  This plan includes hiring and training the sales team as well as marketing the Company’s services through networks of national associations and chains.  The Company has also engaged Thinkware Corporation to implement its new HRIS system.  This system will provide the company with “state-of-the-art” human resource data necessary to service the growing needs of small to mid-size clients as well as automate the Company’s internal processes.  The HRIS system is targeted to be fully operational in the fourth quarter of 2004.

The Company relies on equity financing to fund its ongoing operations and investing activities.  The Company expects to continue its investing activities, including expenditures for acquisitions, sales and marketing initiatives, HRIS (Human Resource Information System), and administrative support.  The loss of its current equity financing would seriously hinder the Company’s ability to execute its business strategy and impair its ability to continue as a going concern.

PACEL CORP. AND SUBSIDIARIES

Forward Looking Statements

The Company is making this statement in order to satisfy the "safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995.

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

Item 3.  CONTROLS AND PROCEDURES.

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

PACEL CORP. AND SUBSIDIARIES

PART II.          OTHER INFORMATION

Item 1. Legal Proceedings

The Securities and Exchange Commission (“SEC”) filed an action in Federal District Court asserting various violations of securities laws against the Company and its principal officer.  The complaint alleges that Mr. Frank Custable “orchestrated” a “scheme” to illegally obtain stock from various companies, including the Company, through “scam Commission Form S-8 registration statements, forged stock authorization forms and at least one bogus attorney opinion letter arranged by Custable.”  The complaint alleges that, in connection with this alleged “scheme,” the Company and its CEO, David Calkins violated Section 17(a) of the Securities Act and Section 10(b) and Rule 10b-5 of the Exchange Act.  The SEC asks that the Company and Calkins be permanently enjoined from future violations, ordered to pay disgorgement and civil penalties and Calkins be barred from continued service as an officer and director.  As part of an ex parte proceeding, the District Court has ordered the Company and Calkins to provide an accounting of their assets and the transactions that are the subject of the complaint.  Pursuant to an agreement of the parties, an accounting of the transactions at issue was provided on June 30, 2004.  The Company has been served with the complaint and a scheduling order has been put into place.  Pursuant to an agreement of the parties, the response to the complaint has been postponed to a date to be agreed upon.  Under the scheduling order fact discovery must be completed by December 23, 2004 and expert discovery must be completed by March 29, 2005.  Final dispositive pre-trial motions must be filed by May 13, 2005.  A trial date has not yet been set.

The Board of Directors dismissed the President and CEO for cause, the grounds of which included, but are not limited to, unauthorized prepayments and charges from corporate funds directed by him against acquisition debt held by him.  The Board of Directors is evaluating possible remedies, if any, against the decision makers for the unauthorized prepayments.

Item 2.        Changes in Securities and Small Business Issuer Purchases of Equity Securities

In September 2004, the Company effected a one-for-one hundred reverse stock split restating the number of common shares at December 31, 2003 from 16,757,368 to 167,574.  All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.

PACEL CORP. AND SUBSIDIARIES

Item 6.        Exhibits and Reports

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description

----------  -------------------------------------

31.1  *      Section 302 Certification by Chief Executive Officer and Chief Financial Officer.

32.1   *      Section 906 Certification by Chief Executive Officer.

    (b) The following reports were filed during the period covered by this Form 10-QSB:

September 17, 2004       Item 8.01. Other Events

September 29, 2004       Item 8.01. Other Events

                                    Item 9.01. Financial Statements and Exhibits

Item 7.  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

Pacel Corp.

BY:               /s/ Gary Musselman

                      Gary Musselman, President, Chief Executive Officer, and Chief Financial Officer

DATED:        November 12, 2004