Form 10KSB
period 2004-12-31
PACEL CORP
filed 2005-04-15
CIK 1044490

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

| X | Annual report under Section 13 or 13(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2004

| _ | Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________  to  ___________________.

Commission File Number:    000-29459

                                Pacel Corporation
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

            NEVADA                                               54-1712558
-------------------------------                           ----------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                           Identification Number)

7621 Little Ave  Suite 101
Charlotte, North Carolina                                          28226
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Issuers telephone number:  (704) 643-0676

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                                       Name of each exchange
                                                          on which registered
None                                                              N/A
-------------------------                                -----------------------

Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE .001 PER SHARE
       ------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporate by reference in Part III f this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for the fiscal year ended December 31, 2004 was $3,997,522.

As of April 12, 2005, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant computed by reference to the average bid and asked price of such common equity on that date was $93,070. As of April 12, 2005, the issuer had 930,698,300 outstanding shares of common stock.

Transitional small business format   Yes [ _ ]  No [ X ]


TABLE OF CONTENTS


Part I
Item 1.   Description of Business                                         1-11
Item 2.   Description of Property                                          11
Item 3.   Legal Proceedings                                                11
Item 4.   Submission of Matters to a Vote of Security Holders              11

Part II
Item 5.   Market for the Common Equity and Related Stockholder Matters    12-14
Item 6.   Management's Discussion and Analysis of Financial Conditions
          And Results of Operations                                       14-19
Item 7.   Financial Statements and Supplementary Data                      19
Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                             19
Item 8A.  Controls and Procedures                                         19-20
Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act               20-21
Item 10.  Management Remuneration and Transactions                         22
Item 11.  Security Ownership of Certain Beneficial Owners and Management   23
Item 12.  Certain Relationships and Related Transactions                   23
Item 13.  Exhibits and Reports on Form 8-K                                 24
Item 14.  Principal Accountant Fees and Services                           25

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

The Company provides a comprehensive Personnel Management System that encompasses a broad range of services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development services.

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

The Company's began its entry into the HRO market through the 2003 acquisition of two Professional Employer Organizations ("PEO") located in North Carolina and Texas. The Company's is focusing its efforts on the PEO and Administrative Services Organization ("ASO") sectors of the HRO industry, providing human capital management solutions to small and medium sized business clients within the United States. Evaluation of organic growth strategies combined with continued scrutiny and examination of potential acquisition candidates continues in order to secure the Company's position as a leader within the industry. Though the Company remains exclusively focused on the PEO and ASO markets at this time, it sees its entry into these markets as an opportunity to tap into the lucrative small business BPO market and intends to compliment its PEO and ASO activities with additional services such as information technology services, business consulting and financial services at a still undetermined future time. In 2004, the Company continues its focus on its PEO and ASO business model, evaluating, completing and integrating planned acquisitions, developing leading vendor relationships and establishing itself as an industry leader. To further improve services by the Company to its clients a major investment in upgrading technology occurred during 2004. The Company implemented new systems that integrate Human Resource, payroll, benefits and workers' compensation administration. The advent of this system permits to Company to effectively market to larger clients.

Through its PEO and ASO business unit, the Company markets to its clients, typically small to medium sized businesses with between five (5) and one thousand (1,000) employees, a broad range of products and services that provide an outsourced solution for the client's Human Resources ("HR") needs. Industry estimates indicate that this "middle market" opportunity encompasses approximately 100,000 small to medium-sized businesses employing over 40 million people. Another benefit of the industry is that the target market is not restricted as to industry, sector or size. Virtually every company has human resources needs and almost all can benefit from some level of outsourcing. Smaller firms appreciate the professional expertise and pooled resources brought by a PEO or ASO while the potential for economies of scale created by outsourcing the heavily transaction-intensive HR function make a compelling economic argument. The Company's service offerings include payroll services, benefits administration, governmental compliance, risk management, unemployment administration, and health, welfare and retirement plan benefits. Although the Company maintains successful relationships with its existing vendors in the Southeastern United States, it continues negotiations with several national vendors in these areas in order to effectively and competitively provide such services to a broad range of clients on a national scale.

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

The Company charges its clients a service fee that is designed to yield a profit to the Company and cover the cost of certain employment-related taxes, workers' compensation insurance coverage and administrative and field services provided by the Company to the client. The component of the service fee related to administration varies according to the size of the client, the amount and frequency of payroll payments, whether a PEO or an ASO arrangement and the method of delivery for such payments. In a PEO relationship, the component of the service fee related to workers' compensation and unemployment insurance is based, in part, on the client's historical claims experience. In addition, the client may choose to offer certain health, welfare and retirement benefits to its worksite employees. In addition to the service fee and costs of selected benefit plans, billings to each client also include the wages and other employment-related taxes of each worksite employee. The billings are invoiced at the time of deliver of each periodic payroll delivered to the client.

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

One of the sectors of the HRO industry began to evolve in the early 1980s, largely in response to the difficulties faced by small to medium-sized businesses in procuring workers' compensation and group health insurance coverage on a cost-effective basis and operating in an increasingly complex legal and regulatory environment. While various service providers, such as payroll processing firms, benefits and safety consultants and temporary staffing firms, were available to assist these businesses with specific tasks, Professional Employer Organizations ("PEO") began to emerge as providers of a more comprehensive outsourcing solution for these activities. PEOs combined the employees of a large number of clients and leveraged their purchasing power to obtain more cost-effective workers' compensation and group health insurance programs.

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

The Company further believes that many small to mid-sized businesses recognize the need to manage employee data and information in a single coordinated basis. During 2004, the Company invested in a "state-of the art" Human Resource Information System with an integrated payroll system as a mechanism to address this need by the business community. Utilization of the Company's systems allow small to mid-sized businesses to offer capabilities previously associated with only larger businesses.

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

Twenty-six states, including states where the Company currently has operations, have passed laws that have licensing, registration or other regulatory requirements for PEOs and several additional states are considering such regulation. Such laws vary from state to state, but generally codify the requirements that the PEO must reserve the right to hire, terminate and discipline worksite employees and secure workers' compensation insurance. In certain instances, the Company delegates or assigns such rights to the client. The laws also generally provide for monitoring the fiscal responsibility of the PEOs and, in many cases, the licensure of the controlling officers of the PEO.

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

In the PEO environment the PSA also establishes the division of responsibilities between the Company and the client as co-employers. Pursuant to the PSA, we are responsible for personnel administration and are liable for certain employment-related government regulations. In addition, we assume liability for payment of salaries and wages (as well as related payroll taxes) of our worksite employees and responsibility for providing specified employee benefits to such persons. These liabilities are not contingent on the prepayment by the client of the associated comprehensive service fee and, as a result of our employment relationship with each of our worksite employees, we are liable for payment of salary and wages to the worksite employees and are responsible for providing specified employee benefits to such persons, regardless of whether the client company pays the associated comprehensive service fee. The client retains the employees' services and remains liable for the purposes of certain government regulations, compliance with which requires control of the worksite or daily supervisory responsibility or is otherwise beyond our ability to assume. A third group of responsibilities and liabilities are shared by the Company and the client where such joint responsibility is appropriate. The specific division of applicable responsibilities under the PSA is as follows:

The Company
-----------

     o Payment of wages and related tax reporting and remittance (local, state and federal withholding, FICA, FUTA, state unemployment
     o Workers' compensation compliance, procurement, management and reporting;
     o Compliance with COBRA, HIPAA and ERISA (for each employee benefit plan sponsored by the Company only), as well as monitoring changes in other governmental regulations governing the employer/employee relationship and updating the client when necessary; and
     o   Employee benefits administration of plans.

Client
------

     o Payment, through the Company, of commissions, bonuses, paid leaves of absence and severance payments;
     o Payment and related tax reporting and remittance of non-qualified deferred compensation and equity-based compensation;
     o Assignment to, and ownership of, all client intellectual property rights;
     o Compliance with OSHA regulations, EPA regulations, FLSA, WARN, USERRA and state and local equivalents and compliance with government contracting provisions;
     o Compliance with the National Labor Relations Act ("NLRA"), including all organizing efforts and expenses related to a collective bargaining agreement and related benefits;
     o Professional licensing requirements, fidelity bonding and professional liability insurance
     o   Products produced and/or services provided; and
     o   ERISA compliance for client-sponsored benefit plans.

Joint
-----

     o Implementation of policies and practices relating to the employee/employer relationship; and
     o Compliance with all federal, state and local employment laws, including, but not limited to Title VII of the Civil Rights Act of 1964, ADEA, Title I of ADA, FMLA, the Consumer Credit Protection Act, and immigration laws and regulations.

Because we are a co-employer with the client company for some purposes, it is possible that we could incur liability for violations of such laws, even if we are not responsible for the conduct giving rise to such liability. The PSA addresses this issue by providing that the client will indemnify us for liability incurred to the extent the liability is attributable to conduct by the client. Notwithstanding this contractual right to indemnification, it is possible that we could be unable to collect on a claim for indemnification and may therefore be ultimately responsible for satisfying the liability in question.

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

In the ASO environment the PSA defines the responsibility of each party. There is no co-employment relationship in the ASO environment, thus, the Company has no employer liability. The Company acts as an agent of the client and has a contractual obligation to perform the functions contracted by the Client. The PSA in the ASO environment is tailored to the specific needs of the Client. Typically the Company has a contractual obligation for the following:

     o Payment of wages and related tax reporting and remittance (local, state and federal withholding, FICA, FUTA, state unemployment;
     o Compliance with COBRA, and HIPAA, as well as monitoring changes in other governmental regulations governing the employer/employee relationship and updating the client when necessary; and
     o   Employee benefits administration of plans.

The Client is responsible for all other employer responsibilities.

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

Employee Benefit Plans

The Company currently offers a 401(k) retirement plan, designed to be "multiple employer" plans under the Internal Revenue Code of 1986, as amended (the "Code")
Section 413(c) by way of recent acquisitions. The plan design enables owners of clients and highly compensated worksite employees, as well as highly compensated internal employees of the Company, to participate. Employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act ("ERISA").

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

State Regulation

While many states do not explicitly regulate PEOs, twenty-six states, including several states where the Company has operations (North Carolina, Florida, Oklahoma, South Carolina, Texas, West Virginia, and Virginia) have passed laws that have licensing, registration or other compliance requirements for PEOs. Several additional states are considering such regulation. Regulations vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. The Company holds licenses, is registered or otherwise compliant in the states in which it currently has operations. The Company plans to seek such registration and licensing in the remaining states in the near future. Whether or not a state has licensing, registration or other compliance requirements, the Company faces a number of other state and local regulations that could impact its operations.

In  connection  with  the  safe  harbor  provisions  of the  Private  Securities
Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein, in other filings made by the Company with the Securities and Exchange Commission, in press releases or other writings, or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "anticipated," "plans," "intends," "will continue," "estimated," and "projection") are not historical facts and may be forward-looking and, accordingly, such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, but are not limited to, the following:

 i) volatility of costs of workers' compensation insurance coverage and excess premium generated from the workers' compensation component of the Company's service offering under the Company's loss sensitive workers' compensation programs;
 ii)     volatility of state unemployment taxes;
 iii) the uncertainties of the collateralization required by, as well as the availability and/or renewal of, the Company's medical benefit plans, general insurance and workers' compensation insurance programs for the worksite employees;
 iv) uncertainties as to the amount the company will pay to subsidize the costs of medical benefit plans;
 v) possible adverse application of certain federal and state laws and the possible enactment of unfavorable laws or regulation; vi) litigation and other claims against the Company and its clients, including the impact of such claims on the cost, availability and retention of the Company's insurance coverage programs;
 vii) impact of competition from existing and new businesses offering human resources outsourcing services;
 viii) risks associated with expansion into additional markets where the Company does not have a presence or significant market penetration;
 ix) risks associated with the Company's dependence on key vendors and the ability to obtain or renew benefit contracts and general insurance policies at rates and with retention amounts acceptable to the Company;
 x) an unfavorable determination by the Internal Revenue Service or Department of Labor regarding the status of the Company as an "employer";
 xi) the possibility of client attrition due to price competition or the Company's decision to increase the price of its services, including medical benefits;
 xii)    risks associated with geographic market concentration;
 xiii)   the financial condition of clients;
 xiv) the effect of economic conditions in the United States generally on the Company's business; xv) the failure to properly manage growth and successfully integrate acquired companies and operations;
 xvi) risks associated with providing new service offerings to clients; xvii) the ability to secure outside financing at rates acceptable to the Company;
 xviii) risks associated with third party claims related to the acts, errors or omissions of the worksite employees; and
 xix)    other  factors  which are  described  in further  detail in this Annual
         Report on Form 10-KSB and in other filings by the Company with the Securities and Exchange Commission.

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

Acquisitions

In January 2005, the Company, through its wholly-owned subsidiary The Resourcing Solutions Group, Inc., completed the acquisition of certain assets of Rossar HR LLC, a Pennsylvania limited liability company, which operated under the name "Your Staff Solutions". Rossar HR LLC is a Professional Employment Organization founded in the 1987 which specializes in quality human resource management services for small to medium sized businesses.

In October 2004, the Company acquired PiedmontHR, Inc., a Virginia corporation, from Kaye Calkins, Secretary and Director of the Company, and wife of David Calkins. This company was acquired in anticipation of the Company re-organizing its subsidiary operations into a more streamlined management. PiedmiontHR is the operating entity which all Human Resource, risk and safety consulting will be provided. The acquisition of PiedmontHR permits the Company to segregate Human Resource, Risk and Safety consulting from its PEO/HRO operations.

Plan of Internal Reorganization

Management of the Company has undertaken an evaluation of the organizational structure of the Company and its subsidiaries and has concluded that a restructuring would be in the Company's best interests operationally and financially. With that in mind, management has recommended that all of the Company's Professional Employee Organization ("PEO") activities will be conducted through The Resourcing Solutions Group, Inc., ("TRSG") the Company's subsidiary. All other non-PEO activities will be conducted through the Company. Under the current corporate structure, all PEO businesses, except Benecorp Business Services ("BBS"), transact business under the TRSG subsidiary of the Company. This structure causes the Company to have multiple filings with various states for PEO licensing. TRSG is required to file various state mandate documents and post indemnity bonds, up to $100,000 per state, in order to secure its PEO license. In order for BBS to secure its PEO license, it must file essentially duplicate documents and post similar indemnity bonds. Furthermore, in reviewing the market potential in the human resources outsourcing industry, management of the Company believes that significant future revenue can be generated by offering insurance products and services. In order to capitalize on this revenue potential and to ensure compliance with the Federal Employee Retirement Income Security Act of 1974, management believes that it is necessary to segregate the insurance and risk management services from the PEO services. The proposed reorganization will also streamline management reporting. This will permit the Company to leverage its resources in its various business operations. The proposed reorganization will not have a direct impact on shareholders of the Company.

Effective January 25, 2005, by written consent of the shareholders holding a majority of the voting power of the Company as disclosed in the Company's Information Statement filed with the Securities and Exchange Commission approved
(a) an amendment to the Company's Articles of Incorporation to increase the authorized common stock to 10 billion shares; (b) a change of corporate domicile from Virginia to Nevada; (c) the election of Gary Musselman, Joseph Amato and Thorn Auchter to the board of directors. These new directors have delayed acceptance of their election until such time as the Company has obtained directors and officers liability insurance.

Employees

As of March 31, 2005, Pacel Corp. employed 17 persons on a full time basis. Pacel Corp. supplements fulltime employees with subcontractors and part-time individuals, consistent with workload requirements. The Company's continued success depends heavily upon its ability to retain highly qualified and competent personnel.

Compliance with Environmental Laws

Company operations do not pollute nor involve discharge of material into the environment. As a result, no expenditure is budgeted or required for environment protection or restoration. Pacel is concerned about protecting the environment and participates in recycling programs.

ITEM 2. DESCRIPTION OF PROPERTY

In February 2005, the Company relocated its executive offices to 7621 Little Ave, Suite 101, Charlotte, North Carolina, 28226. The Company has a full service lease until July 31, 2010. The Company's telephone number is (704) 643-0676 and its facsimile number is (704) 643-0678. The Company is also a party to leases for three "key-man" office spaces located in Coraopolis, Pennsylvania, Plano, Texas, and Washington, Virginia.

ITEM 3. LEGAL PROCEEDINGS

The Securities and Exchange Commission ("SEC") filed an action in Federal District Court asserting various violations of securities laws against the Company and its principal officer. The complaint alleges that Mr. Frank Custable "orchestrated" a "scheme" to illegally obtain stock from various companies, including the Company, through "scam Commission Form S-8 registration statements, forged stock authorization forms and at least one bogus attorney opinion letter arranged by Custable." The complaint alleges that, in connection with this alleged "scheme," the Company and its CEO, David Calkins violated
Section 17(a) of the Securities Act and Section 10(b) and Rule 10b-5 of the Exchange Act. The SEC asks that the Company and Calkins be permanently enjoined from future violations, ordered to pay disgorgement and civil penalties and Calkins be barred from continued service as an officer and director. As part of an ex parte proceeding, the District Court has ordered the Company and Calkins to provide an accounting of their assets and the transactions that are the subject of the complaint. Pursuant to an agreement of the parties, an accounting of the transactions at issue was provided on June 30, 2004. The Company and Calkins answered the second amended complaint on March 23, 2005. Under the current scheduling order fact discovery must be completed by June 21, 2005. Final dispositive pre-trial motion deadlines will be set by the trial judge. A trial date has not yet been set.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company is traded on over-the-counter Electronic Bulletin Board under the symbol "PCLL." On December 31, 2004 there were 199 holders of record of our common stock. As many such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following tables set forth the high and low sales price per share of our common stock, for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

The "high" and "low" bid quotations for the Company's Common Stock for each quarterly period for the fiscal years ended December 31, 2003 and December 31, 2004 were as follows:

Calendar Quarter     High Bid Price          Low Bid Price

    2003
    First                  $ 0.0057              $ 0.00023
    Second                   0.0021                0.00017
    Third                    0.0008                0.00003
    Fourth                   0.0002                0.00003

    2004
    First                    0.3700                0.03600
    Second                   0.0300                0.00200
    Third                    0.0300                0.00020
    Fourth                   0.0050                0.00020

The "high" and "low" bid quotations for the Company's Common Stock for each quarterly period for the fiscal years ended December 31, 2003 and December 31, 2004, all of which are adjusted for all stock splits and reverses were as follows:

Calendar Quarter     High Bid Price          Low Bid Price

    2003
    First            $ 1,700,000.00            $ 70,000.00
    Second               630,000.00              50,000.00
    Third                240,000.00              10,000.00
    Fourth                70,000.00              10,000.00

    2004
    First              3,700,000.00               3,600.00
    Second                  3000.00                 200.00
    Third                    400.00                   5.00
    Fourth                     5.00                   0.20

The Company has paid no cash dividends since its inception. The Company currently plans to retain any future earnings for use in its business and does not intend to pay cash dividends in the foreseeable future. Holders of the Common stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available therefore.

Recent Sales of Unregistered Securities

In the fiscal year ended December 31, 2004, the Company utilized its $10,000,000 equity line of credit from Compass Capital Inc., Kentan Ltd, Reef Holding Ltd, and T&B Associates, Inc. Borrowing from this equity line allows the repayment by issuing shares of the Company's stock at a discount rate of up to 50% off the closing bid stock price. The equity line is being used to fund acquisitions and shortfalls in working capital. During the year ended December 31, 2004, the Company drew down $4,440,898 and issued 4,177,281,829 unrestricted shares of the Company's no par common stock, before adjusting such shares to reflect the effects of any stock splits occurring subsequent to issuance. These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida who specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.

In 2003, in connection with the acquisition of BeneCorp Business Services, Inc., the acquisition of contracts from Management Resource Group California, LLC and other working capital purposes, the Company issued a total of 1,576,834,553 unrestricted shares of the Company's no par value common stock, before adjusting such shares to reflect the effects of any stock splits occurring subsequent to issuance. After giving effect to the one-for-thirty reverse split on March 17, 2003 the one-for-one hundred reverse split on February 24, 2004, the one-for-one hundred reverse split on September 13, 2004, and the one-for-one thousand reverse split on February 28, 2005, such shares would be restated as 124 shares. Such shares were issued to The Honor Hedge Fund, LLC, a Nevada limited liability company; Reisco Consulting, Inc., a Nevada Corporation; Equities First, LLC a Delaware Limited Liability Company; MRG California LLC, a California Limited Liability Company; Compass Capital, Inc., a New York Corporation; and T&B Associates, Inc., a Florida Corporation. These shares were issued pursuant to
Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by courts in Nevada, Illinois and Florida who specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.

On April 25, 2003, the Company issued 120,000,000 shares of its common stock, no par value per share, to David and F. Kay Calkins in exchange for $600,000 of debts owed to them. Subsequent to the one-for-one hundred split in February 2004, the one-for-one hundred reverse split on September 13, 2004, and the one-for-one thousand reverse split on February 28, 2005,such shares were replaced with 12 shares of the common stock of the Company. However, because they are "Affiliates" of the Company, Mr. and Mrs. Calkins will be able to sell such shares only in compliance with Rule 144 and 145. The shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by courts in Nevada and Illinois.

From January 1, 2005 until March 31, 2005, in connection with the funding of working capital shortfalls, the Company issued a total of 6,170,700,000 shares of its common stock with the conversion value of $478,246, before adjusting such shares to reflect the effects of any stock splits occurring subsequent to issuance. After giving effect to the one-for-one thousand reverse split on February 28, 2005, such shares would be restated as 925,950,000 shares. Such shares were issued to Compass Capital, Inc., a New York Corporation; Kentan Limited, a Turks & Cacos Islands Corporation, and Reef Holdings Limited, a Turks & Cacos Islands Corporation. These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida who specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties. The Company received $600,000 of additional funding From January 1, 2005 until March 31, 2005 through the issuance of convertible notes.

On November 30, 2004, the Company's subsidiary, The Resourcing Solutions Group, Inc., issued its 8% Convertible Redeemable Debentures due November 30, 2005 in the aggregate principal amount of $100,000. The debentures were purchased by OHHN Holdings, LLC and Hatov Holdings, LLC. The debentures were issued pursuant to the exemption from registration under the Securities Act of 1933 provided by Regulation D Rule 504. As collateral for the debenture, The Resourcing Solutions Group, Inc. placed 1,000,000,000 shares in escrow. If the debenture is converted for stock, the price value of the Resourcing Solutions Group, Inc. stock will be diluted by the amount of shares necessary to repay the $100,000.00 principle plus any outstanding interest.

Option Grants

None.

Issuances of Stock for Services or in Satisfaction of Obligations

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this annual report. Historical results are not necessarily indicative of trends in operating results for any future period.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue for the year ended December 31, 2004 was $3,997,522 compared to revenue of $3,840,586 for the year ended December 31, 2003. The difference is attributed to the comparison of twelve months of PEO revenue for the year ended December 31, 2004 to nine months of the PEO revenue recorded from the Benecorp Business Services acquisition and eight months of the PEO revenue recorded from the Asmara acquisition during the year ended December 31, 2003. The Company generates it revenue from services relating to work site employees. During 2004, the Company experienced a decrease in the number of work site employees (WSE) it provided PEO services to. The average monthly WSE for the year ended December 31, 2004 decreased from 988 to 742 when compared to the average WSE from the year ended December 31, 2003. These losses were primarily in blue-collar industries. The Company has been heavily marketing its services and Human
Resources Information Systems to national chains, white-collar, and light industrial clients. The Company expects white-collar and national chain clients to replace its expected loss in blue-collar clients.

We account for our revenues in accordance with Emerging Issues Task Force ("EITF") 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. Our revenues are derived from our billings, which are based on:

     o   the payroll cost of our worksite employees; and
     o   a markup computed as a percentage of the payroll cost.

In determining the pricing of the markup component of the billings, we consider our estimates of the costs directly associated with our worksite employees, including payroll taxes and workers' compensation costs, plus an acceptable gross profit margin. We invoice the billings concurrently with each periodic payroll of our worksite employees. Revenues, which exclude the payroll cost component of billings, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. We include revenues that have been recognized but not invoiced in unbilled accounts receivable on our Consolidated Balance Sheets.

Our revenues are primarily dependent on the number of clients enrolled, the resulting number of worksite employees paid each period. Because our markup is computed as a percentage of payroll cost, revenues are also affected by the payroll cost of worksite employees, which can fluctuate based on the composition of the worksite employee base, inflationary effects on wage levels and differences in the local economies of our markets.

The primary direct costs associated with our revenue generating activities are:

     o   employment-related taxes ("payroll taxes");
     o   workers' compensation claim and premium costs.

Payroll taxes consist of the employer's portion of Social Security and Medicare taxes under FICA, federal unemployment taxes and state unemployment taxes. Payroll taxes are generally paid as a percentage of payroll cost. The federal tax rates are defined by federal regulations. State unemployment tax rates are subject to claim histories and vary from state to state.

Due to the significance of the amounts included in billings to the Company's clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the year ended December 31, 2004 and December 31, 2003.


                                                    Year ended     Year ended
                                                   December 31,   December 31,
                                                       2004           2003

 Reconciliation of billings to revenue recognized:
          Billings to clients                     $ 26,384,025    $ 25,437,118
          Less - Gross wages billed to clients     (22,386,503)    (21,597,214)
                                                  -------------   -------------

          Revenue from PEO services               $  3,997,522    $  3,839,904
          Other miscellaneous revenue                       -0-            682
                                                  -------------   -------------

          Total revenue as reported               $  3,997,522    $  3,840,586
                                                  =============   =============

Cost of services for the year ended December 31, 2004 increased approximately $364,600 to $3,350,105 compared to cost of services of $2,985,530 for the year ended December 31, 2003 and is related directly to the delivery of services to its PEO clients. This increase is the result of having twelve months of PEO cost of services in the year ended December 31, 2004 when compared to nine months of PEO cost of services from the Benecorp acquisition and eight months of PEO cost of services from the Asmara acquisition in 2003. Also, the Company recorded $154,300 in cost of services during the fourth quarter of 2004 for unpaid client payroll taxes from years prior to and relating to the Benecorp acquisition.

General & administrative expenses, including salaries and wages, increased to $2,864,097 for the year ended December 31, 2004, compared to $2,625,343 in the corresponding period of 2003. Acquisitions completed in the second quarter of 2003, in conjunction with the Company's entry into the HRO market, accounted for the majority of the increase in 2004.

Sales and Marketing expenses increased to $495,025 for the year ended December 31, 2004, compared to $440,075 in the corresponding period of 2003. The sales approach in prior years was to employ salespeople to actively find potential PEO clients primarily in blue-collar industries. During the second and third quarter of 2004, the Company redesigned all marketing literature and hired a new sales force. During the fourth quarter of 2004, the Company updated its website and implemented a new Human Resource Information System to target white-collar and light industrial clients where the Company believes it can be successful. This complete restructuring of the Company's sales and marketing function completed in the fourth quarter of 2004 is expected to realize an increase in work site employees beginning in the second quarter of 2005.

Depreciation expenses increased to $53,734 for the year ended December 31, 2004, compared to $25,438 for the corresponding period of 2003. Such increase is related to the Company's acquisition of its Human Resource Information System and other technology equipment used for its operations.

Loss on write-down of loan receivables was -0- for the year ended December 31, 2004 compared to $717,500 for the year ended December 31, 2003. The loss in December 31, 2003 consisted of $575,000 from the MRG acquisition and various other receivables deemed uncollectible.

Interest expense is interest paid and accrued on the Convertible Notes, unpaid payroll taxes, Notes payable, bank financing, and capital leases. Interest expense amounted to $402,565 for the year ended December 31, 2004 compared to $410,718 for the same period of 2003.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Finance expense for the year ended December 31, 2004 increased approximately $1,345,000 to $1,930,761 compared to finance expense of $585,905 for the year ended December 31, 2003. The increase was the result of additional funding requirements for administrative and operational needs. The Company recorded imbedded interest in conjunction with the issuance of convertible debentures during the period assuming conversion of such debt was available on an immediate basis and has incurred fees associated with accessing its lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at December 31, 2004 decreased to $117,052 from $682,400 at December 31, 2003. Net cash used for operating activities was $4,150,530 during the year ended December 31, 2004 compared to $3,592,727 in the corresponding period of 2003. The increase in the cash used in operating activities is mainly attributable to billed and unbilled accounts receivable, deposits, prepaid expenses, settlement and repayment of outstanding accounts payable, accrued expenses-director, payroll related liabilities, recognition of revenue previously deferred, assumed liabilities, offset by decreases in operating loss for the year ended December 31, 2004, embedded interest, other receivables, client deposits, accrued expenses, and accrued work site employee costs.

Net cash used for investing activities for the year ended December 31, 2004 was $1,017,220. The cash used in investing activities is attributable to computer equipment and software purchased for the Company's business information system implementation as well as an investment in four CD's (certificate of deposits). These CD's were used to secure Letters of Credit for its payroll ACH (automated clearing house) exposure, one of the Company's workers compensation insurance policy, and two state PEO licenses. This compares to net cash provided by investing activities for the year ended December 31, 2003 of $38,052. During the second quarter of 2003, the Company utilized $105,000 of cash in the acquisition of the Asmara and NCS operating units and acquired $160,744 in the acquisition of Benecorp Business Services.

Net cash provided by financing activities in the year ended December 31, 2004 was $4,602,402 compared to $4,228,696 in the corresponding period ended September 30, 2003. The cash provided during both periods is directly related to the Company's execution and utilization of three equity-based lines of credit.

In August 2003, the Company entered into an equity line of credit for $10,000,000 from Compass Capital Inc., Kentan Ltd, Reef Holding Ltd, and T&B Associates, Inc. Borrowing from this equity line allows the repayment by issuing shares of the Company's stock at a discount rate of up to 50%. The line is being used to fund acquisitions and shortfalls in working capital. During the year ended December 31, 2004, the Company drew down $4,440,898 and issued 4,177,281,829 unrestricted shares of the Company's no par common stock, before adjusting such shares to reflect the effects of any stock splits occurring subsequent to issuance. After giving effect to the one-for-one hundred reverse split on February 24, 2004, the one-for-one hundred reverse split on September 13, 2004, and the one-for-one thousand reverse split on February 28, 2005, 1,994,500 shares were issued in conjunction with this equity line. The balance remaining on this equity line of credit at April 12, 2005 was $2,584,100. The lenders are not obligated to fund the remaining balance on this equity line of credit and may discontinue funding the Company at any time without any further obligation.

On November 30, 2004, the Company's subsidiary, The Resourcing Solutions Group, Inc., issued its 8% Convertible Redeemable Debentures due November 30, 2005 in the aggregate principal amount of $100,000. The debentures were purchased by OHHN Holdings, LLC and Hatov Holdings, LLC. The debentures were issued pursuant to the exemption from registration under the Securities Act of 1933 provided by Regulation D Rule 504. This debenture is included in convertible notes payable. As collateral for the debenture, The Resourcing Solutions Group, Inc. placed 1,000,000,000 shares in escrow. Based on the price of The Resourcing Solutions Group, Inc. stock when the debenture was secured, the collateral was valued at 100 times the amount of the debenture. If the debenture is converted for stock, the Company's percentage of ownership in The Resourcing Solutions Group, Inc. will be substantially reduced. The Company can not determine the dilution since there is an inverse relationship of the number of shares issued to the value of the shares necessary to repay the debenture.

In September 2004, The Company entered into a ten year employment contract with Gary A. Musselman. Compensation will include an annual base salary of $168,000 and an incentive bonus plan based on the EBITDA (earnings before interest, tax, depreciation and amortization). The agreement also includes severance payments upon termination of employment. Mr. Musselman will hold the title of President and Chief Executive Officer.

In September 2004, The Company entered into a ten year employment contract with David E. Calkins. Compensation will include an annual base salary of $300,000, an incentive bonus plan based on the EBITDA (earnings before interest, tax, depreciation and amortization), and the funding of a Variable Flexible Premium Universal Life Policy. The agreement also includes severance payments upon termination of employment. Mr. Calkins will hold the title of Chairman of the Board of Directors.

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

As part of its goal to bring the Company to profitability and less reliant on equity financing for ongoing operations, the Company has developed an aggressive marketing strategy as well as an investment to significantly upgrade its HRIS (Human Resource Information System) capabilities to service its current and prospective clients. The Company has engaged Lincoln Consulting, LLC, a strategic marketing firm, to develop and launch an aggressive and innovative marketing and sales plan. This plan includes hiring and training the sales team as well as marketing the Company's services through networks of national associations and chains. The Company has also engaged Thinkware Corporation to implement its new HRIS system. This system will provide the Company with "state-of-the-art" human resource data necessary to service the growing needs of small to mid-size clients as well as automate the Company's internal processes. The HRIS system was fully operational at January 1, 2005.

A strategic analysis of the overall Human Resource Outsourcing market occurred in 2004 with the goal of developing a comprehensive market study that focused the Company on the areas in which the Company could achieve success in penetrating. As a result of this study, the Company identified a major segment of the overall business community that had unique human resource and employer liability risks. At the request of a national trade association within the business segment the Company was asked to develop a plan to address three major areas of concern - workers' compensation insurance, employee retention and employee benefits. The Company entered into a Memorandum of Understanding with the trade association in November 2004 and February 2005 that recognized the Company as the sponsored organization to which association members should engage to address the areas of concern. The Company created a comprehensive program to address the issues and expanded the program to the much broader economic sector. The Company believes revenue will be generated from this program during late second quarter 2005. The Company will generate revenue from multiple vertical markets.

The market analysis concluded that separating the Company's overall products into multiple offerings would achieve greater success in penetrating larger and more diverse prospects. The Company implemented the strategy in the 4th quarter of 2004 and expects significant results during 2005. As of March 2005, the Company efforts have resulted in a significant increase in customer prospects.

The Company believes these revised and aggressive sales efforts will bring the Company profitable on a monthly basis during 2005.

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

In February and September 2004, the Company effected a one-for-one hundred reverse stock split and in February 2005, the Company effected a one-for-one thousand reverse stock split restating the number of common shares at December 31, 2003 from 1,675,736,763 to 167. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.

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

ITEM 8A.  CONTROLS AND PROCEDURES

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

a) Set forth below are the names, age, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name               Age    Position(s) with Company
-----------------  ----   ----------------------------------
David E. Calkins   61     Chairman of the Board, Director
F. Kay Calkins     46     Secretary, Director
Gary A. Musselman  49     President and Chief Executive Officer, Chief Financial
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

David E. Calkins, Chairman, Director

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

F. Kay Calkins, Secretary, Director

F. Kay Calkins currently serves as Secretary and Director of the Company. Prior to the fourth quarter of 2003, she served as President of EBStor.com, Inc. ("EBStor"), an Internet and web development company, until that operation ceased activities in the fourth quarter of 2003. In her capacity as President, Ms. Calkins was responsible for oversight of all operations of the Company. Ms. Calkins is experienced in the management of technology companies and utilized that experience in the start-up and growth of EBStor. Prior to her position with EBStor, Ms. Calkins was Vice President and Chief Operating Officer of PACEL Corp., where she oversaw the day-to-day operations of the Company and managed the development and deployment of software systems. Ms. Calkins has over fifteen years of experience in technology-related companies. Before accepting the positions with PACEL Ms. Calkins was President of CMC Services, a marketing and consulting firm based in Virginia. Ms. Calkins resides in Virginia.

Gary A. Musselman

Mr. Musselman was elected as President and Chief Executive Officer and Chief Financial Officer of the Company in April 2004. Prior to joining Pacel Corp., Mr. Musselman served as the Chief Financial Officer of Grace Global, LLC, an international media company operating within the Untied Stated and three foreign locations. Mr. Musselman was responsible for due diligence for several companies being considered for acquisition as well as overseeing the integration of companies that were acquired. From 2000 to 2002, Mr. Musselman was the managing Partner for Stratford Financial Resources, LLC, business development consulting firm specializing in commercial finance, human resources and mergers and acquisitions. From 1993 to 2000, Mr. Musselman founded and was the Chief Executive Officer of ECS Financial Management Services, LLC, a financial management company specializing in account receivable management. Mr. Musselman resides in North Carolina.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company's President and Chief Executive Officer, Gary Musselman, failed to file a report on Form 3 upon his appointment in April 2004 disclosing his initial beneficial ownership of the Company's securities. Mr. Musselman will file an appropriate Form 5. Upon Mr. Musselman's appointment in April 2004, and at this time, Mr. Musselman does not hold any of the Company's securities.

Code of Ethics

Effective March 22, 2005, the Board of Directors adopted a Code of Ethics for Senior Financial Officers. The Code of Ethics was adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission thereunder. A copy of the Code of Ethics will be made available upon request at no charge. Requests should be directed in writing to the Company at7621 Little Ave. Suite 101, Charlotte, NC 28226.

ITEM 10. MANAGEMENT REMUNERATION AND TRANSACTIONS

Executive Compensation

                              Annual      Annual     Annual          LT Comp           LT
                                Comp        Comp       Comp             Rest         Comp       LTIP
Name and Post          Year   Salary       Bonus      Other            Stock      Options    Payouts

David E. Calkins,      2002  175,000 [1]       0          0               12 [2]        0          0
Chairman of the Board  2003  127,497 [3]       0    120,609 [3],[5]        0            0          0
                       2004  240,049 [3]       0    379,370 [3],[5]        0            0          0

Gary A. Musselman,     2002        0           0          0
President and CEO, CFO 2003        0           0          0
                       2004  118,255 [4]       0     40,999 [6]            0            0          0

William R. Bellamy     2002        0           0          0
Former President & CEO 2003   98,077 [7]  49,545      6,423   [5]
                       2004   57,115 [7]  17,308      3,609   [5]

Timothy L. Maness      2002        0           0          0
Former CFO             2003   77,499 [8]  10,840      4,469   [5]
                       2004   54,879 [8]       0      2,384   [5]

[1] - Annual salary accrued on books, but not paid to Mr. Calkins.

[2] - Pursuant to a 3 (a) (10) filing, the Company issued 120,000,000 shares of the common stock of the Company to David E. and F. Kay Calkins to repay a loan made to the Company. The issuance has been restated for the February 2004, one-for-one hundred reverse split, the September 2004, one-for-one hundred reverse split, and February 2005 one-for-one thousand reverse split.

[3] - Mr. Calkins is currently compensated at an annual salary of $300,000. In addition to his regular salary, Mr. Calkins also received other compensation of $116,667 (2003)and $184,408 (2004) in payment of prior years' salaries that had been previously accrued on the books of the Company.

[4] - Mr. Musselman became an employee of the Company on April 7, 2004 and is currently compensated at an annual salary of $168,000.

[5] - Other annual compensation includes payments made on behalf on employees for health, life and dental benefits and a variable flexible premium universal life policy (183,333).

[6] - Other annual compensation includes payments made on behalf on employees for health, life and dental benefits, wages paid to Mr. Musselman's spouse as an employee of the Company, as well as payments made for services performed by a company owned by Mrs. Musselman.

[7] - Mr. Bellamy became an employee of the Company on April 26, 2003 in conjunction with the acquisition of substantially all the assets of Asmara, Inc. On December 22, 2003, Mr. Bellamy was elected as President & CEO of the Company. Mr. Bellamy was terminated in April 2004.

[8] - Mr. Maness became an employee of the Company on April 26, 2003 in conjunction with the acquisition of substantially all assets of Asmara, Inc. On December 22, 2003, Mr. Bellamy was elected as Chief Financial Officer of the Company. Mr. Maness resigned in April 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's Common Stock as of December 31, 2004, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. To the knowledge of the Company, each shareholder listed below possesses sole voting and investment power with respect to the shares indicated.

TITLE OF         NAME AND ADDRESS OF                      AMOUNT AND NATURE OF          PERCENT
CLASS            BENEFICIAL OWNER                         BENEFICIAL OWNERSHIP          OF CLASS
------------     -----------------------------------   --------------------------   ---------------
Common Stock     Gary Musselman                                -0-                       -0-
                 7621 Little Ave Suite 101
                 Charlotte, NC 28226

Common Stock     David Calkins                                  6                      less than 1%
                 7621 Little Ave Suite 101
                 Charlotte, NC 28226

                 F. Kay Calkins                                 6                      less than 1%
Common Stock     7621 Little Ave Suite 101
                 Charlotte, NC 28226

------------     ------------------------------------   --------------------------   ---------------
Common Stock     All Executive Officers and Directors          12                      less than 1%
                 as a Group ( 3 persons)
------------      -----------------------------------   --------------------------   ---------------


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 2004, Kaye Calkins, Director, and wife of David Calkins formed Piedmont HR Inc. The purpose of Piedmont HR Inc is to provide Human Resources and Risk Management consulting services. In September 2004, the Company acquired Piedmont HR for the sum of the set-up costs of approximately $20,000.

In September 2004, the Company entered into a ten year employment contract with Gary A. Musselman. Compensation will include an annual base salary of $168,000 and an incentive bonus plan based on the EBITDA (earnings before interest, tax, depreciation and amortization). The agreement also includes severance payments upon termination of employment. Mr. Musselman holds the title of President and Chief Executive Officer and Chief Financial Officer.

In September 2004, the Company entered into a ten year employment contract with David E. Calkins. Compensation will include an annual base salary of $300,000, an incentive bonus plan based on the EBITDA (earnings before interest, tax, depreciation and amortization), and the funding of a Variable Flexible Premium Universal Life Policy which is a vehicle to fund a deferred compensation plan. The agreement also includes severance payments upon termination of employment. Mr. Calkins holds the title of Chairman of the Board of Directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT No.           DESCRIPTION
-----------     -----------------------
                      PLAN OF REORGANIZATION

2.1             *     Articles and Agreement of Merger dated January 17, 2005

                      ARTICLES OF INCORPORATION AND BY-LAWS

3(i)            *     Articles of Incorporation dated March 13, 2003

3(ii)           *     Certificate of Amendment dated January 18,2005

3(iii)                Bylaws

21                    Subsidiaries

                      Certifications

31                    Rule 15d-14(a) certification of Gary Musselman

32                    Section 1350 certification of Gary Musselman

*  Incorporated herein by reference from filings previously made by the Company

ITEM 14.  Principal Accountant Fees and Services:

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2004 and December 31, 2003 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statement, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                                    December 31,
                                                2004             2003
                                            ----------       ----------
        (i) Audit Fees                      $  87,600        $  70,875
        (ii) Audit Related Fees                    -0-              -0-
        (iii) Tax Fees                          6,500            6,500
        (iv) All Other Fees                        -0-              -0-
                                            ----------       ----------
        Total Fees                          $  94,100        $  77,375
                                            ==========       ==========

AUDIT FEES. Consist of Fees billed for professional services rendered for the audit of Pacel Corp's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Peter C. Cosmas Co. CPAs in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Pacel Corp's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2004 or 2003.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice, and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2004 or 2003.

INDEX TO FINANCIAL STATEMENTS

Auditor's Report...........................................................F-2

Balance Sheets as of December 31, 2004 and 2003............................F-3

Statement of Operations for the years ended December 31, 2004 and 2003.....F-5

Statement of Changes in Stockholder's Equity for the years ended
        December 31, 2004 and 2003.........................................F-6

Statement of Cash Flows for the years ended December 31, 2004 and 2003.....F-7

Notes to Financial Statements..............................................F-9

             Report of Independent Registered Public Accounting Firm



         To The Board of Directors and Shareholders of
         Pacel Corp.



         We have audited the accompanying consolidated balance sheets of Pacel Corp. and its subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacel Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


         The accompanying consolidated financial statements have been prepared assuming that Pacel Corp will continue as a going concern. As discussed in Note1(c) to the financial statements, the Company has generated significant losses and requires additional working capital to continue operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are more fully described in Note 1(c). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.









Peter C. Cosmas Co., CPAs

370 Lexington Ave.
New York, NY 10017
March 18, 2005
(March 31, 2005 as to Note 10B)

                          PACEL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                December 31,    December 31,
                                                                    2004            2003
                                                                    ----            ----
                                     ASSETS

Current assets:
       Cash                                                    $    117,052      $    682,400
       Client deposits and advance payments                         826,598         1,100,000
       Accounts receivable                                          230,469            70,384
       Accounts receivable-Unbilled                                 310,845                -0-
       Prepaid expenses                                             110,408            44,326
       Workers compensation insurance deposits                      139,089           132,851
       Restricted Cash                                              913,009                -0-
                                                               -------------     -------------

                Total current assets                              2,647,470         2,029,961
                                                               -------------     -------------
Property and equipment, net of accumulated depreciation of
       $70,436 and $153,578 respectively                            147,831            97,355
                                                               -------------     -------------
Other assets:
       Other receivables                                                 -0-            7,902
       Retirement Plan-Director                                     154,772                -0-
       Goodwill                                                   1,075,432         1,075,432
       Security deposits                                             15,182             9,366
                                                               -------------     -------------

                Total other assets                                1,245,386         1,092,700
                                                               -------------     -------------

                Total assets                                   $  4,040,687      $  3,220,016
                                                               =============     =============



















            See accompanying notes to the consolidlidated statements.
                                       F-3

                          PACEL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                December 31,    December 31,
                                                                    2004            2003
                                                                    ----            ----
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Accounts payable                                        $    242,210      $    449,426
       Payroll and payroll related liabilities                    2,511,224         2,591,675
       Accrued work site employee payroll expenses                  300,391                -0-
       Accrued expenses                                           1,330,456         1,050,915
       Accrued expenses - officers                                       -0-          251,583
       Assumed liabilities                                          493,133         1,116,381
       Client deposits and advance payments                         826,598         1,100,000
       Short term payables                                        2,158,251           552,726
       Income taxes payable                                              -0-            2,532
                                                               -------------     -------------

                Total current liabilities                         7,862,263         7,115,238

Long-term liabilities:
       Deferred compensation-Director payable                       154,772                -0-
                                                               -------------     -------------

                Total liabilities                                 8,017,035         7,115,238

Stockholders' equity (deficit):
       Preferred stock, .001 par value, no liquidation value,
                5,000,000 shares authorized, 1,000,000 shares
                of 1997 Class A convertible preferred stock           1,000             1,000
       Common stock, .001 par value, 10,000,000,000 shares
                 authorized, 1,773,001 and 167 shares
                 issued respectively                                  1,773                 1
       Additional paid-in capital                                22,401,562        17,510,696
       Less:  Stock subscription receivable                              -0-         (125,000)
       Cumulative currency translation adjustment                   (18,720)          (18,720)
       Accumulated deficit                                      (26,361,963)      (21,263,199)
                                                               -------------     -------------

                Total stockholders' (deficit)                    (3,976,348)       (3,895,222)
                                                               -------------     -------------

                Total liabilities and stockholders' deficit    $  4,040,687      $  3,220,016
                                                               =============     =============












        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                           Year ended
                                                          December 31,
                                                     2004             2003

Revenue                                         $  3,997,522      $  3,840,586
Cost of sales                                      3,350,105         2,985,530
                                                -------------     -------------
       Gross profit                                  647,417           855,056

Operating costs and expenses:
       General and Administrative                  2,864,097         2,625,343
       Sales and Marketing                           495,025           440,075
       Depreciation and amortization                  53,734            25,438
       Loss on impairment of goodwill                     -0-        2,912,627
                                                -------------     -------------
                Total operating expenses           3,412,856         6,003,483
                                                -------------     -------------

Net operating loss before other expenses          (2,765,439)       (5,148,427)
                                                -------------     -------------
Other Expenses:
       Interest expense                              402,564           410,718
       Financing costs                             1,930,761           585,905
       Loss on write-down of loan receivables             -0-          717,500
                                                -------------     -------------
                Total other expenses               2,333,325         1,714,123
                                                -------------     -------------

Net Loss                                        $ (5,098,764)     $ (6,862,550)
                                                =============     =============

Net loss per common and common equivalent share:
       Basic                                    $    (21.81)      $(163,394.05)
       Diluted                                  $    (21.81)      $(163,394.05)

Weighted average shares outstanding:
       Basic                                         233,817                42
       Diluted                                       233,817                42

















        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
               Consolidated Statements of Stockholders' (Deficit)
               For the Two Years Ended December 31, 2004 and 2003


                                                                             Additional                  Currency        Total
                                   Preferred Stock       Common Stock     Paid-in capital               Translation   Stockholders
                                   Shares    Amount    Shares[1]   Amount      Amount      (Deficit)     Adjustment      Deficit
                                 ---------   ------    ---------   -------  -----------  -------------    ---------   ------------
Balance, December 31, 2002       1,000,000   $1,000            2   $     1  $10,695,839  $(14,400,649)    $(18,720)   $(3,722,529)

Issuance of common stock,
  in connection with convertible
  notes payable                                               26         0      964,934                                   964,934
Issuance of common stock,
  for professional services                                    3         0       53,575                                    53,575
Issuance of common stock,
  In connection with section
  3(a)(10) filings                                           120         0    4,035,548                                 4,035,548
Embedded interest in
  connection with convertible
  debt issued under section
  3(a)(10) filings                                                       0      360,800                                   360,800
Issuance of common stock, in
  connection with repayment
  of loans from officers                                      12         0      600,000                                   600,000
Issuance of common stock, in
  connection with acquisitions                                 4         0      800,000                                   800,000
Less subscription receivables                                                  (125,000)                                 (125,000)
Net loss                                                                                   (6,862,550)                 (6,862,550)
                                 ---------   ------    ---------   -------  -----------  -------------    ---------   ------------

Balance, December 31, 2003       1,000,000    1,000          167         1   17,385,696   (21,263,199)     (18,720)    (3,895,222)

Subscription receivable                                                         125,000                                   125,000
Issuance of common stock, in
  connection with payment of
  Interest                                                     7         0       90,000                                    90,000
Issuance of common stock,
  in connection with Section
  3(a)(10) filings                                       1,772,827   1,772    2,870,105                                 2,871,877
Embedded interest in
  connection with convertible
  debt issued under Section
  3(a)(10) filings                                             -         0    1,930,761                                 1,930,761
Net loss                                                                                   (5,098,764)                 (5,098,764)
                                 ---------   ------    ---------   -------  -----------  -------------    ---------   ------------

Balance, December 31, 2004       1,000,000   $1,000    1,773,001   $ 1,773  $22,401,562  $(26,361,963)    $(18,720)   $(3,976,348)
                                 =========   ======    =========   =======  ===========  =============    =========   ============

[1] - Shares are restated to reflect a one-for-thirty reverse stock split in March 2003, a one-for-one hundred reverse stock split in February 2004, a one-for-one hundred reverse stock split in September 2004 and a one-for-one thousand reverse split in February 2005.

        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                                                                      Year ended
                                                                                     December 31,
                                                                                 2004             2003
                                                                                 ----             ----
Cash flows from operating activities:
       Net loss                                                             $ (5,098,764)    $ (6,862,550)
Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
                Depreciation                                                      53,734           25,438
                Provision for bad debts                                               -0-         625,000
                Embedded interest                                              1,930,761          585,905
                Other non-cash items                                              90,000         (180,892)
                Loss on impairment of asset                                           -0-       2,912,627
       (Increase)/decrease in cash from changes in assets:
           Accounts receivable                                                  (160,085)         (47,947)
           Accounts receivable-Unbilled                                         (310,845)              -0-
           Other receivables                                                       7,901          (20,995)
       Client Deposits                                                           273,402       (1,100,000)
           Insurance deposits                                                     (6,237)          49,440
           Prepaid expenses                                                      (66,082)          (5,160)
           Security deposits                                                      (5,816)            (125)
       Increase (decrease) in cash from changes in liabilities:
           Accounts payable                                                     (207,216)        (417,593)
           Accrued expenses                                                      279,541          396,013
           Accrued expenses-Director                                            (251,583)              -0-
           Payroll and payroll related liabilities                               (80,450)         617,054
           Accrued work site employee payroll costs                              300,391               -0-
           Deferred revenue                                                     (273,402)        (162,970)
           Assumed liabilities                                                  (623,248)          (5,003)
           Income taxes payable                                                   (2,532)            (969)
                                                                            -------------    -------------
                Net cash (used in) operating activities                       (4,150,530)      (3,592,727)

Cash flows from investing activities:
       Net purchases of property and equipment                                  (104,211)         (17,692)
       Cash CD-Restricted                                                       (913,009)              -0-
       Net cash received in acquisition                                               -0-         160,744
       Cash used for acquisitions                                                     -0-        (105,000)
                                                                            -------------    -------------
                Net cash (used in) investing activities                       (1,017,220)          38,052

Cash flows from financing activities:
       Repayments of notes payable                                              (123,000)         945,457
       Issuance of notes payable                                                  90,000               -0-
       Issuance of convertible notes payable                                   4,540,898        3,285,929
       Receipts of stock subscription receivables                                125,000               -0-
       Repayments from lines of credit                                            (9,669)          (2,690)
       Repayment of capital leases                                               (20,827)              -0-
                                                                            -------------    -------------
                Net cash provided by financing activities                      4,602,402        4,228,696

Net increase (decrease) in cash and cash equivalents                            (565,348)         674,021

Cash and cash equivalents, beginning of period                                   682,400            8,379
                                                                            -------------    -------------

Cash and cash equivalents, end of period                                    $    117,052     $    682,400
                                                                            =============    =============

        See accompanying notes to the consolidated financial statements.
                                       F-7

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                      Year ended
                                                                                     December 31,
                                                                                 2004             2003
                                                                                 ----             ----
Supplemental disclosure of cash flow information:
       Cash paid for interest                                               $     46,690     $     24,980
                                                                            =============    =============














































        See accompanying notes to the consolidated financial statements.

                           PACEL CORP. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

1. Summary of Significant Accounting Policies:

     A. Nature of the business. PACEL Corp. (the "Company") was incorporated on May 3, 1994 under the laws of the State of Virginia. In September 2002, the Company announced its intention to enter the Professional Employer Organization (PEO) industry. In December 2002, the Company formed a wholly owned subsidiary, The Resourcing Solutions Group Inc. (TRSG) for the purpose of acquiring and running the PEO companies. On December 10, 2002, the Company issued a one time stock dividend of one share of "TRSG" (an OTC Non- Reporting company symbol - RSGS) for each share of record of Pacel Corp. stock on December 10, 2002. The Company issued 493,511,735 shares of Resourcing Solutions Group no par value common stock representing approximately 25% of the total shares issued. In October 2004, The Resourcing Solutions Group, Inc. effected a one-for one thousand reverse split. After giving effect for the one-for-one thousand reverse stock split, the Company now owns 1,506,488 shares. Management of the Company evaluated the organizational structure of the Company and its subsidiaries and concluded that a restructuring would be in the Company's best interests operationally and financially. With that in mind, management recommended that all of the Company's Professional Employee Organization ("PEO") activities will be conducted through The Resourcing Solutions Group, Inc., ("TRSG") the Company's subsidiary. All other non-PEO activities will be conducted through the Company. Under the current corporate structure, all PEO businesses, except Benecorp Business Services ("BBS"), transact business under the TRSG subsidiary of the Company. This structure causes the Company to have multiple filings with various states for PEO licensing. TRSG is required to file various state mandate documents and post indemnity bonds, up to $100,000 per state, in order to secure its PEO license. In order for BBS to secure its PEO license, it must file essentially duplicate documents and post similar indemnity bonds. Furthermore, in reviewing the market potential in the human resources outsourcing industry, management of the Company believes that significant future revenue can be generated by offering insurance products and services. In order to capitalize on this revenue potential and to ensure compliance with federal Employee Retirement Income Security Act of 1974, management believes that it is necessary to segregate the insurance and risk management services from the PEO services. The reorganization will also streamline management reporting. This will permit the Company to leverage its resources in its various business operations. The reorganization will not have a direct impact on shareholders of the Company. As consideration for payment to the Company, The Resourcing Solutions Group, Inc. will issue 1,000,000 shares of its common stock to the Company in April 2005. The issuance of these shares will change the Company's ownership percentage of The Resourcing Solutions Group, Inc from 75% to 84%. The subsidiary operated at a loss during the years ended December 31, 2004 and 2003. The minority 25% share of the loss for the years ended December 31, 2004 and 2003 were $76,080 and $157,136 respectively and is reflected in the statement of operations. See Note 6 Short term borrowing for possible material dilution of the Company's interest in TRSG. The Company has no recourse to collect the receivable from these losses.

         Effective January 25, 2005, by written consent of the shareholders holding a majority of the voting power of the Company as disclosed in the Company's Information Statement filed with the Securities and Exchange Commission approved (a) an amendment to the Company's Articles of Incorporation to increase the authorized common stock to 10 billion shares; (b) a change of corporate domicile from Virginia to Nevada; (c) the election of Gary Musselman, Joseph Amato and Thorn Auchter to the board of directors. These new directors have delayed acceptance of their election until such time as the Company has obtained directors and officers liability insurance.

     B. Principles of consolidation. The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation.

     C. Basis of Financial Statement Presentation. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated significant losses; however, is unable to predict profitability for the future. These factors indicate that the Company's continuation, as a going concern is dependent upon its ability to obtain adequate financing as well as implement its sales and marketing strategy. The Company plans to address the going concern by increasing equity and continuing to grow the Company with profitable sales both organically and through acquisitions. Management believes successfully executing these tasks will inevitably lead to the removal of the going concern comment from our audited financials.

     D. Cash and cash equivalents. Cash equivalents consist of liquid investments, with a maturity of three months or less at the time of purchase. Cash equivalents are stated at cost, which approximate market value.

     E. Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of 24 to 36 months are used on computer equipment and related software, five years for office equipment, furniture, and fixtures. Depreciation and amortization of leasehold improvements is computed using the shorter of the remaining lease term or five years. Maintenance and repairs are charged against income and betterments are capitalized.

     F. Reclassification. Certain prior year amounts have been reclassified to conform to current year's presentation.

     G. Revenue recognition. We account for our revenues in accordance with Emerging Issues Task Force ("EITF") 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. Our revenues are derived from our billings, which are based on:

         o    the payroll cost of our worksite employees; and
         o    a markup computed as a percentage of the payroll cost.

         In determining the pricing of the markup component of the billings, we consider our estimates of the costs directly associated with our worksite employees, including payroll taxes and workers' compensation costs, plus an acceptable gross profit margin. We invoice the billings concurrently with each periodic payroll of our worksite employees. Revenues, which exclude the payroll cost component of billings, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. We include revenues that have been recognized but not invoiced in unbilled accounts receivable on our Consolidated Balance Sheets.

         Our revenues are primarily dependent on the number of clients enrolled, the resulting number of worksite employees paid each period. Because our markup is computed as a percentage of payroll cost, revenues are also affected by the payroll cost of worksite employees, which can fluctuate based on the composition of the worksite employee base, inflationary effects on wage levels and differences in the local economies of our markets.

         The primary direct costs associated with our revenue generating activities are:

         o    employment-related taxes ("payroll taxes");
         o    workers' compensation claim costs.

         Payroll taxes consist of the employer's portion of Social Security and Medicare taxes under FICA, federal unemployment taxes and state unemployment taxes. Payroll taxes are generally paid as a percentage of payroll cost. The federal tax rates are defined by federal regulations. State unemployment tax rates are subject to claim histories and vary from state to state.

     H. Advertising Costs. The Company expenses all advertising costs as incurred.

     I. Use of Estimates. The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying notes. The actual amounts may differ from the estimated amounts.

     J. Impairment of long-lived Assets. Effective January 1, 1996, the Company adopted SFAS NO. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to be disposed of." SFAS 121 required the Company to review the recoverability of the carrying amounts of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset might not be recoverable. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of discounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

     K. Fair Value Disclosures. The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, inventories, accounts payable and accrued expenses, approximate fair value because of the immediate or short-term maturity of these financial instruments.

     L. Stock Options. The Company has adopted the disclosure provisions of SFAS No. 148. The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation. Had the Company determined compensation cost based on fair value at the grant date for stock options under SFAS No. 123 the effect would have been immaterial. In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based
         Compensation - Transition and Disclosure", SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to provide alternate methods of transition for companies electing to voluntarily change to the fair value method of accounting for stock-based compensation and also amends the disclosure provisions of SFAS No. 123. The provisions of SFAS No. 148 are effective for fiscal years ending December 15, 2002. The Company has not issued any stock options.

2. Acquisitions

   In April 2003, the Company completed the acquisition of 100% of the outstanding stock of BeneCorp. Such acquisition was accounted for as a purchase. In conjunction with the acquisition, the Company assumed approximately $1,000,000 of debt. Consideration for the transaction was $200,000 in cash, of which the Company made an initial deposit of $96,000 in 2002, and the issuance of 200,000 shares of restricted common stock of the Company. After giving effect to the one-for-one hundred reverse split on February 24, 2004, the one-for-one hundred reverse split on September 13, 2004, and the one-for-one thousand reverse split on February 28, 2005, 1 share was issued in conjunction with this acquisition. The Company also executed one year employment contracts with two principal officers of BeneCorp in conjunction with the acquisition. The Company recorded the acquisition as a purchase and recorded $17,500 of fees and $1,685,120 of goodwill in association with the acquisition. During the fourth quarter of 2003, the Company recorded an impairment of $1,320,697 reducing the value of goodwill to $364,423.

   In April 2003, The Resourcing Solutions Group, Inc. ("TRSG") entered into an agreement for the purchase of customer contracts, with a value of up to
   $100,000,000, from Management Resource Group California, LLC ("MRG"). Consideration for such contracts was to be three times annualized net profit margin on each contract paid in either cash or freely tradable common stock of the Company. Initially, the Company issued 34,500,000 shares of unrestricted common stock in conjunction with the purchase of the contracts and recorded a receivable of $600,000 in conjunction with that issuance. After giving effect to the one-for-one hundred reverse split on February 24, 2004, the one-for-one hundred reverse split on September 13, 2004, and the one-for-one thousand reverse split on February 28, 2005, 3 shares were issued in conjunction with this acquisition. In addition, the Company entered into a one-year agreement with MRG to provide continuing administrative services under such customer contracts. On August 27, 2003, the Company terminated its agreements with MRG as delivery of the promised contracts was no longer viable based on restrictions in the California insurance market. In conjunction with the termination of this agreement, the Company entered into a settlement agreement for repayment of the $600,000 receivable. The repayment required MRG to make monthly recurring payment of $20,000 over a period of thirty (30) months. MRG has failed to meet its obligations under this agreement and the Company is currently reviewing its settlement and litigation options. As of December 31, 2003, there was $575,000 remaining as due to the Company from MRG. The Company has fully reserved this amount as uncollectible in the years ended December 31, 2004 and 2003.

   In April 2003, TRSG acquired substantially all of the assets of Asmara, Inc. ("Asmara"), a North Carolina corporation, including its ownership of several subsidiary operations, including Asmara Benefit Services, Inc. and Asmara Services I, Inc., North Carolina corporations, Woodstock Lumber Sales, Inc., an Oklahoma Corporation and Asmara of Florida I, Inc., Asmara of Florida II, Inc., Asmara of Florida III, Inc. and Asmara of Florida IV, Inc., Florida corporations. The acquisition was accounted for as a purchase. The Company assumed all debts of the operations of approximately $1,400,000, issued a note payable to the shareholder of Asmara, Inc. in the amount of $431,530, payable over a two year period and executed employment contracts with the principal officer and sole shareholder of Asmara. Consideration under such agreement consists of cash compensation, bonuses based on business unit performance and grants of options on the common stock of the Company. The balance of the note at December 31, 2004 and 2003 was $0 and $303,030 respectively. The Company recorded $70,000 of fees and $2,002,938 of goodwill in conjunction with this acquisition. During the fourth quarter of 2003, the Company recorded an impairment of $1,591,929 reducing the value of goodwill to $411,009.

   On May 15, 2003, the Company acquired, through its wholly-owned subsidiary Asmara Services I, Inc., the outstanding membership units of NSC, LLC, a North Carolina limited liability company. Such acquisition was accounted for as a purchase. Consideration for the transaction was $100,000 in cash and the issuance of a note payable for $200,000. Such note is payable over eighteen
   (18) months and bears no interest. The balance of the note at December 31, 2004 and 2003 was $0 and $123,000 respectively. The Company recorded the acquisition as a purchase and recorded $300,000 of goodwill in connection with the acquisition.

3. Accounts Receivable

   The Company's accounts receivable is primarily composed of trade receivables and unbilled receivables. The Company's trade receivables, which represent outstanding billings to clients, are reported net of allowance for doubtful accounts of $533 and $-0- as of December 31, 2004 and 2003, respectively. The Company establishes an allowance for doubtful accounts based on management's assessment of the collectibility of specific accounts and by making a general provision for other potentially uncollectible amounts.

   The Company makes an accrual at the end of each accounting period for its obligations associated with the earned but unpaid wages of its worksite employees and for the accrued billings associated with such wages. These accruals are included in accrued worksite employee payroll cost and unbilled accounts receivable; however, these amounts are presented net in the Consolidated Statements of Operations. The Company generally requires that clients pay invoices for service fees no later than one day prior to the applicable payroll date. As such, the Company generally does not require collateral. Customer prepayments directly attributable to unbilled accounts receivable have been netted against such receivables as the billings have been earned and the payroll cost has been incurred, thus the Company has the legal right of offset for these amounts. As of December 31, 2004 and 2003, unbilled accounts receivable consisted of the following:

                                                           December 31,
                                                       2004            2003
                                                       ----            ----
         Accrued worksite employees payroll cost   $  300,391      $       -0-
         Unbilled revenue                              10,454              -0-
                                                   ----------      -----------
         Unbilled accounts receivable              $  310,845      $       -0-

4. Property and Equipment:

   Property and equipment consist of the following:

                                                           December 31,
                                                       2004            2003
                                                       ----            ----
            Computers and office Equipment         $  218,267      $  250,933
            Less accumulated depreciation              70,436         153,578
                                                   ----------      ----------
                                                   $  147,831      $   97,355
                                                   ==========      ==========

5. Short term Borrowings Consists of:

                                                             December 31,
                                                        2004            2003
                                                        ----            ----
              Note payable bank                    $    24,230     $    33,900
              Notes Payable-Other                      465,000         498,000
              Convertible notes payable              1,669,021              -0-
              Capital lease                                 -0-         20,826
                                                  ------------     -----------
              Total Short-term borrowings         $  2,158,251     $   552,726
                                                  ============     ===========

         The Company borrowed $50,000 from the bank in the form of 5 year term note due February 20, 2007 at an interest rate of 8.5%. The balance at December 31, 2004 and 2003 was $24,230 and $33,900 respectively.

         In January 2002, the Company issued three short term notes payable totaling $375,000, the notes bear an interest rate of 9% per annum. At December 31, 2004, the Company was in default under the terms of these note agreements. The Company considers these notes as short term borrowings. The Company is working with the note holders to remedy the payment of these loans through working capital or possible conversion into stock.

         The Company acquired, through its wholly-owned subsidiary Asmara Services I, Inc., the outstanding membership units of NSC, LLC, a North Carolina limited liability company. Consideration for the transaction was $100,000 in cash and the issuance of a note payable for $200,000. Such note was payable over eighteen (18) months. The balance of the note at December 31, 2004 and 2003 was $0 and $123,000 respectively.

         In January 2004, the Company  issued a $90,000  short-term  note.  This note is payable upon demand and is included in notes payable other.

         In August 2003, the Company entered into an equity line of credit for $10,000,000 from Compass Capital Inc., Kentan Ltd, Reef Holding Ltd, and T&B Associates, Inc. Borrowing from this equity line allows the repayment by issuing shares of the Company's stock at a discount rate of up to 50%. The line is being used to fund acquisitions and shortfalls in working capital. During the year ended December 31, 2004, the Company drew down $4,440,898 and issued 4,177,281,829 unrestricted shares of the Company's no par common stock, before adjusting such shares to reflect the effects of any stock splits occurring subsequent to issuance. After giving effect to the one-for-one hundred reverse split on February 24, 2004, the one-for-one hundred reverse split on September 13, 2004, and the one-for-one thousand reverse split on February 28, 2005, 1,994,500 shares were issued in conjunction with this equity line. The balance remaining on this equity line of credit at April 12, 2005 was $2,584,100. During the years ended December 31, 2004 and 2003, the Company incurred embedded interest relating to this equity line in the amount of $1,930,761 and $585,905 respectively. The lenders are not obligated to fund the remaining balance on this equity line of credit and may discontinue funding the Company at any time without any further obligation.

         On November 30, 2004, the Company's subsidiary, The Resourcing Solutions Group, Inc., issued its 8% Convertible Redeemable Debentures due November 30, 2005 in the aggregate principal amount of $100,000. The debentures were purchased by OHHN Holdings, LLC and Hatov Holdings, LLC. The debentures were issued pursuant to the exemption from registration under the Securities Act of 1933 provided by Regulation D Rule 504. This debenture is included in convertible notes payable. As collateral for the debenture, The Resourcing Solutions Group, Inc. placed 1,000,000,000 shares in escrow. Based on the price of The Resourcing Solutions Group, Inc. stock when the debenture was secured, the collateral was valued at 100 times the amount of the debenture. If the debenture is converted for stock, the Company's percentage of ownership in The Resourcing Solutions Group, Inc. will be substantially reduced. The Company can not determine the dilution since there is an inverse relationship of the number of shares issued to the value of the shares necessary to repay the debenture.

         The balance of these convertible notes at December 31, 2004 and 2003 was $1,665,021 and $-0- respectively.

6. Assumed Liabilities

   As part of the asset purchase agreement of Asmara Inc. in April 2003, the Company assumed certain debts attributed to the President and CEO who was the sole shareholder of Asmara Inc. These debts were previously classified as Notes Payable to Officers. Upon the dismissal of the President and CEO, these debts were reclassified as Assumed Liabilities. The balances at the years ended December 31, 2004 and 2003 was $493,133 and $1,116,381 respectively.

7. Long Term Liabilities

   A. Retirement Plan-Director

   During the first quarter of 2004, the Company entered into a Variable Flexible Premium Universal Life policy naming David E. Calkins, the Chairman of the Company, as the insured. The Company is the owner of the policy while David E. Calkins and his spouse are the beneficiaries of the policy. The insurance policy carries a face value of $3,100,000. The account value of the insurance policy can be invested in various investment accounts as directed by the Company. The policy calls for the Company to make monthly payments of $18,333 for five years. Upon age 70, David E. Calkins will be eligible to withdraw the assets of the policy over a 15 year period. During the twelve months ended December 31, 2004, the Company recorded $183,333 in General and Administrative expense. The Company also recorded the value of the assets and deferred compensation equal to $154,772 related to the issuance of this policy.

8. Income Taxes

   At inception, the Company adopted SFAS No. 109, Accounting for income taxes. Under the provision of SFAS No. 109, the Company elected not to restate prior years due to immateriality.

   At this time, the Company does not believe it can reliably predict profitability for the long-term. Accordingly, the deferred tax asset applicable to 2004 and 2003 operation has been reduced in its entirety by the valuation allowance.

As a result of the operating losses for the years ended December 31, 2004 and 1992-2003, the Company has available to offset future taxable income a net operating loss of approximately $18 Million expiring in 2005-2018. In addition, research credits expiring 2005-2018 are available to offset future taxes.

The components of this provision (credit) for income taxes from continuing operations is as follow:

                                                      2004          2003
                                                      ----          ----
Deferred
Federal                                              $         -   $         -

Current
Federal                                              $         -   $         -
State                                                $         -   $         -
                                                     -----------   -----------
                                                     $         -   $         -
                                                     ===========   ===========

Difference between the tax provision computed using the statutory federal income tax rate ant the effective income tax rate on the operations is as follow:

                                                      2004          2003
                                                      ----          ----
Federal
   Statutory rate                                    $(1,220,331)  $(1,177,406)
   Research tax credits                                       -0-           -0-

   Tax benefit not provided
   Due to valuation allowance                        $ 1,220,331   $ 1,177,406
                                                     -----------   -----------
                                                     $        -0-  $        -0-
                                                     ===========   ===========

Components of the Company's deferred tax assets and liabilities are as follow:

                                                          December 31,
                                                      2004          2003
                                                      ----          ----
Deferred tax assets:
   Tax benefit related to net operating loss
     carry forward and research tax credit           $ 5,865,744   $ 4,645,414
                                                     -----------   -----------
   Total deferred tax assets                         $ 5,865,744   $ 4,645,414

   Valuation allowance for
   Deferred tax assets                               $ 5,865,744   $ 4,645,414
                                                     -----------   -----------
   Net deferred tax assets                           $        -0-  $        -0-
                                                     ===========   ===========







9. Earning (Loss) Per Share:

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

   Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options. Share and per-common share data for all periods presented reflect the effect of a one-for-thirty reverse stock split in March 2003, a one-for-one hundred reverse stock split in February 2004, a one-for-one hundred reverse stock split in September 2004 and a one-for-one thousand reverse stock split in February 2005.

   The weighted average number of shares used to compute basic earnings (loss) per share was 233,817 and 42 at December 31, 2004 and 2003 respectively.

10. Commitments and Contingencies:

   A.    Operating Leases

   Future annual minimum lease payments under all non-cancelable operating leases as of December 31, 2004 are as follows:

                2005                $  78,554
                2006                  112,608
                2007                  115,204
                2008 & thereafter     292,164
                                    ---------
     Total Minimum Lease Payments   $ 598,530
                                    =========

   Rent expense for December 31, 2004 and 2003 was $117,738 and $126,931 respectively.


   Legal

   B. The Securities and Exchange Commission ("SEC") filed an action in Federal District Court asserting various violations of securities laws against the Company and its principal officer. The complaint alleges that Mr. Frank Custable "orchestrated" a "scheme" to illegally obtain stock from various companies, including the Company, through "scam Commission Form S-8 registration statements, forged stock authorization forms and at least one bogus attorney opinion letter arranged by Custable." The complaint alleges that, in connection with this alleged "scheme," the Company and its CEO, David Calkins violated Section 17(a) of the Securities Act and Section 10(b) and Rule 10b-5 of the Exchange Act. The SEC asks that the Company and Calkins be permanently enjoined from future violations, ordered to pay disgorgement and civil penalties and Calkins be barred from continued service as an officer and director. As part of an ex parte proceeding, the District Court has ordered the Company and Calkins to provide an accounting of their assets and the transactions that are the subject of the complaint. Pursuant to an agreement of the parties, an accounting of the transactions at issue was provided on June 30, 2004. The Company and Calkins answered the second amended complaint on March 23, 2005. Under the current scheduling order fact discovery must be completed by June 21, 2005. Final dispositive pre-trial motion deadlines will be set by the trial judge. A trial date has not yet been set.

   C. During 2003, the Company began experiencing difficulties in processing unemployment claims for its North Carolina worksite employees. Upon research of the difficulties, the Company learned that its North Carolina Employment Security Commission ("ESC") account was being actively reviewed by that agency. Through discussions with the ESC, the Company learned that these difficulties were the result of underpayment for unemployment taxes. The underpayments resulted from the operations of a non-acquired companies, owned by the former President & CEO of the Company, whose experience was imputed to the Company. The Company and the ESC reached an agreement of an amount and a payment schedule for these unpaid taxes. The Company had previously recorded a liability for $291,900 as assumed liabilities. The Company agreed to pay this amount in installments during the third and fourth quarters of 2004. Due to cash flow difficulties, the Company was unable to make the fourth quarter payments of $245,599. The Company is working with the ESC on a new payment plan.

   D. The Internal Revenue Service claims principal, interest and penalties owed by the Company and two of its inactive PEO companies, Benecorp and Asmara Services I, as of December 31, 2004 of approximately $201,000, $276,000 and $1,542,000 respectively. On March 10, 2005, Benecorp and Asmara Services I submitted Offers in Compromise with respect to the amounts allegedly owed by them. In the offers, the companies asserted doubt about collectibility as the basis for compromise, and proposed to pay the principal (without penalties or interest) claimed to be due. To date, the companies have not received a response from the Internal Revenue Service with respect to these offers.


11. Goodwill and other Intangible Assets

   During 2003, as a result of adoption SFAS No. 142, Goodwill and Other Intangible Assets, the Company recorded an impairment of $2,912,627 related to goodwill in the Company's PEO business. The fair value of the PEO business was determined using discounted cash flows. This impairment was reported as a cumulative effect of a change in accounting principle.


12. Stockholders' Equity:

   A.    Preferred Stock:

         The Company's Amended Certificate of Incorporation authorizes 5,000,000 shares of no par, non-liquidating value preferred stock, of which 1,000,000 shares have been designated the 1997 class A Convertible
         Preferred Stock. The number of shares of the 1997 Class A shall be limited to 1,000,000. The Board of Directors of the Company has the authority to establish and designate any shares of stock in series or classes and to fix any variations in the designations, relative rights, preferences and limitations between series as it deems appropriate, by a majority vote.

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

         In January 2005, by written consent of a majority of stockholders, the Company changed its corporate domicile from Virginia to Nevada. Due to Nevada requirements, the Company's preferred stock par value changed from no par value to .001 par value. As a result of this change, preferred stock for the years ended December 31, 2004 and 2003 were restated from $11,320 to $1,000.

   B.    Common Stock:

         The authorized common stock of the Company consists of 2,000,000,000 shares of no par value common stock at December 31, 2004 and 2003.

         In January 2005, by written consent of a majority of stockholders, the Company adopted an amendment to the Corporations' Certificate of Incorporation to increase the number of authorized shares of common stock, from 2,000,000,000 to 10,000,000,000 shares.

         In January 2005, by written consent of a majority of stockholders, the Company changed its corporate domicile from Virginia to Nevada. Due to Nevada requirements, the Company's common stock par value changed from no par value to .001 par value. As a result of this change, common stock for the years ended December 31, 2004 and 2003 were restated from $22,443,015 to $1,773 and from $17,385,696 to $1 respectively.

         In February 2004 and September 2004, the Company effected a one-for-one hundred reverse stock split, and in February 2005, the Company effected a one-for-one thousand reverse stock split restating the number of common shares at December 31, 2003 from 1,675,736,763 to 167.

13. Related Party Transactions:

      A. Employment Agreements

         In September 2004, The Company entered into a ten year employment contracts with Gary A. Musselman. Compensation will include an annual base salary of $168,000 and an incentive bonus plan based on the EBITDA (earnings before interest, tax, depreciation and amortization). The agreement also includes severance payments upon termination of employment. Mr. Musselman will hold the title of President and Chief Executive Officer.

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

      B. Related Party Acquisitions

         In September 2004, the Company acquired PiedmontHR, Inc., a Virginia corporation, from Kaye Calkins, Secretary and Director of the Company, and wife of David Calkins for the sum of the set-up costs of approximately $20,000. This company was acquired in anticipation of the Company re-organizing its subsidiary operations into a more streamlined management. PiedmiontHR is the operating entity which all Human Resource, risk and safety consulting will be provided. The acquisition of PiedmontHR permits the Company to segregate Human Resource, Risk and Safety consulting from its PEO/HRO operations.

14. Common Stock Options and Warrants

   On April 25, 2003, the Company issued 120,000,000 shares of its common stock, no par value per share, to David and F. Kay Calkins in exchange for $600,000 of debts owed to them. Subsequent to the one-for-one hundred reverse split in February 2004, the one-for-one hundred reverse split in September 2004, and the one-for-one thousand reverse split in January 2005, such shares were replaced with 12 shares of the common stock of the Company. However, because they are "Affiliates" of the Company, Mr. and Mrs. Calkins will be able to sell such shares only in compliance with Rule 144 and 145. The shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by courts in Nevada and Illinois. Such courts specifically determined that the transactions were fair to interested parties and declared that the transactions were exempt under Section 3(a)(10).

15. Comprehensive Income:

   At December 31, 2004 and 2003 net income and comprehensive income were the same.

16. Client Deposits

   The Company had $826,598 and $1,100,000 in Deferred Revenue at December 31, 2004 and 2003 related to amounts prepaid for 2004 and 2005 respectively for services from a single client. The Company executed a letter agreement in conjunction with receipt of these funds that provides the funds be held in separate trust account by the Company and not commingled with any other general use funds of the Company. The Company draws down the pre-payment account as needed to fund the payment of payroll, deposit taxes, benefits, fees and other costs for this single client pursuant to the agreement. The Company is currently in violation of this agreement.

17. Restricted Cash

   During the second quarter of 2004, the Company entered into an agreement with a national bank to develop a program that eliminates the need for multiple banks. During the credit review process, the bank required the Company to secure its ACH (automated clearing house) exposure with a standby letter of credit. ACH transactions are used to collect funds due from the Company's clients for PEO services along with depositing funds into employee bank accounts that have elected direct deposit as a means of wage payment. The Company secured this standby letter of credit with an interest bearing CD (certificate of deposit) in the amount of $600,000. The value of the CD on December 31, 2004 was $606,503.

   During the second and third quarter of 2004, as part of the renewal process for one of its insurance carriers and two state PEO (Professional Employer Organization) licenses, the Company secured irrevocable letters of credit with interest bearing CD's (certificate of deposits). The value of the CD on December 31, 2004 was $306,506.

18. Subsequent Event

   In February 2005, the Company effected a one-for-one thousand reverse stock split restating the number of common shares of the Company at December 31, 2004 from 1,773,000,943 to 1,773,001. All references to average number of shares, shares outstanding and prices per share have been restated retroactively to reflect the split.

   In January 2005, the Company, through its wholly-owned subsidiary The Resourcing Solutions Group, Inc., completed the acquisition of certain assets of Rossar HR LLC, a Pennsylvania limited liability company, which operated under the name "Your Staff Solutions". Rossar HR LLC is a Professional Employment Organization founded in the 1987 which specializes in quality human resource management services for small to medium sized businesses.

   Effective January 25, 2005, by written consent of the shareholders holding a majority of the voting power of the Company as disclosed in the Company's Information Statement filed with the Securities and Exchange Commission there was approved (a) an amendment to the Company's Articles of Incorporation to increase the authorized common stock to 10 billion shares; (b) a change of corporate domicile from Virginia to Nevada; (c) the election of Gary Musselman, Joseph Amato and Thorn Auchter to the board of directors. These new directors have delayed accepted their election until such time as the Company has obtained directors and officers liability insurance.

                                   SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Pacel Corp.
                                  (Registrant)

Date:    April 14, 2005
         --------------

By:      /s/ DAVID E. CALKINS
         --------------------
         David E. Calkins, Director and Chairman of the Board

By:       /s/ F. KAY CALKINS
         -------------------
         F. Kay Calkins, Secretary, Director

By:      /s/ GARY A. MUSSELMAN
         ---------------------
         Gary A. Musselman, President and Chief Executive Officer

By:      /s/ GARY A. MUSSELMAN
         ---------------------
         Gary A. Musselman, Chief Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                            Title                     Date

By:      /s/ DAVID E. CALKINS
         --------------------
         David E. Calkins            Director, Chairman        April 14, 2005
                                                               --------------
By:      /s/ F. KAY CALKINS
         ------------------
         F. Kay Calkins Director                               April 14, 2005
                                                               --------------
By:      /s/ GARY A. MUSSELMAN
         ---------------------
         Gary A. Musselman           President and CEO         April 14, 2005
                                                               --------------
By:      /s/ GARY A. MUSSELMAN
         ---------------------
         Gary A. Musselman           CFO                       April 14, 2005
                                                               --------------