Form 10QSB
period 2005-03-31
PACEL CORP
filed 2005-05-23
CIK 1044490

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                         Commission File Number: 0-29459

                                  PACEL CORP.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           VIRGINIA                                         54-1712558
----------------------------------              --------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization                         Identification Number)


     7621 Little Ave, Suite 101
     Charlotte, NORTH CAROLINA                              28226
----------------------------------------        --------------------------------
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

As of May 23, 2004, there were 930,701,020 shares of the Registrant's common stock outstanding.

                          PACEL CORP. AND SUBSIDIARIES


Part I.  FINANCIAL INFORMATION (unaudited)

Item 1.  Index to Consolidated Financial Statements
                  Consolidated Balance Sheets                                           F - 2-3
                  Consolidated Statements of Operations                                 F - 4
                  Consolidated Statements of Cash Flows                                 F - 5-6
                  Notes to Consolidated Financial Statements                            F - 7-9

Item 2.  Management's Discussion and Analysis of Financial Results of Operations        3 - 7

Item 3.  Controls and Procedures                                                        7

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                              8

Item 2.  Changes in Securities                                                          8

Item 6.  Exhibits and Reports                                                           9

Item 7.  Signatures                                                                     10

Item 8.  Certifications                                                                 11 - 12

                          PACEL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                               March 31,     December 31,
                                                                 2005            2004
                                                             -------------  ---------------
                                                              (Unaudited)      (Audited)
                                     ASSETS
Current assets:
       Cash                                                  $     231,879  $       117,052
       Client deposit and advance payments                         316,071          826,598
       Accounts receivable                                           5,686          230,469
       Accounts receivable-Unbilled                                743,535          310,845
       Prepaid expenses                                             86,179          110,408
       Workers compensation insurance deposits                     112,602          139,089
       Restricted cash                                             916,089          913,009
                                                             -------------  ---------------

                Total current assets                             2,412,041        2,647,470
                                                             -------------  ---------------

Property and equipment, net of accumulated depreciation of
       $84,879 and $70,436, respectively                           171,793          147,831
                                                             -------------  ---------------

Other assets:
       Retirement Plan-Director                                    142,172          154,772
       Goodwill                                                    708,693        1,075,432
       Security deposits                                            18,358           15,182
                                                             -------------  ---------------

                Total other assets                                 869,223        1,245,386
                                                             -------------  ---------------

                Total assets                                 $   3,453,057  $     4,040,687
                                                             =============  ===============

















        See accompanying notes to the consolidated financial statements.
                                       F-2

                          PACEL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                               March 31,     December 31,
                                                                 2005            2004
                                                             -------------  ---------------
                                                              (Unaudited)      (Audited)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Accounts payable                                      $    409,908   $      242,210
       Payroll and payroll related liabilities                  2,240,158        2,511,224
       Accrued work site employee payroll expense                 719,555          300,391
       Accrued expenses                                         1,688,314        1,330,456
       Assumed Liabilities                                        493,133          493,133
       Client deposits and advance payments                       316,071          826,598
       Short term payables                                      2,288,295        2,158,251
       Sales taxes payable                                            491               -0-
                                                             ------------   ---------------

                Total current liabilities                       8,155,925        7,862,263

Long-term liabilities:
       Notes Payable                                              239,781               -0-
       Deferred Compensation-Director Payable                     142,172          154,772
                                                             ------------   ---------------
                Total long-term liabilities                       381,953          154,772

                Total liabilities                               8,537,878        8,017,035

Stockholders' equity (deficit):
       Preferred stock, .001 par value, no liquidation value,
                5,000,000 shares authorized, 1,000,000 shares
                of 1997 Class A convertible preferred stock         1,000            1,000
       Common stock, .001 par value, 10,000,000,000 shares
                authorized, 927,726,020 and 1,773,001
                shares issued and outstanding in 2005 and 2004
                respectively.                                     927,726            1,773
       Additional paid-in capital                              22,225,998       22,401,562
       Cumulative currency translation adjustment                 (18,720)         (18,720)
       Accumulated deficit                                    (28,220,825)     (26,361,963)
                                                             -------------  ---------------

                Total stockholders' (deficit)                  (5,084,821)      (3,976,348)
                                                             -------------  ---------------

                Total liabilities and stockholders' deficit  $  3,453,057   $    4,040,687
                                                             =============  ===============




        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                  Three months ended
                                                                       March 31,
                                                                 2005             2004
                                                             -------------  ---------------
Revenue                                                      $    423,787   $      371,868
Cost of services                                                  326,963          288,973
                                                             -------------  ---------------
       Gross profit                                                96,824           82,895

Operating costs and expenses:
       General and administrative                                 643,090          382,398
       Sales & Marketing                                          238,942          101,988
       Depreciation and amortization                               14,444            6,500
       Loss on impairment of goodwill                             599,689               -0-
                                                             -------------  ---------------
          Total operating expenses                              1,496,165          490,886
                                                             -------------  ---------------

       Operating loss                                          (1,399,341)        (407,991)

Other expenses:
         Interest expense                                          92,801           41,157
         Financing costs                                          260,500          245,000
                                                             -------------  ---------------
           Total other expenses                                   353,301          286,157

Net loss before discontinued operations                        (1,752,642)        (694,148)

Loss from discontinued operations of AsmaraHR                     106,221           92,864

Net loss                                                     $ (1,858,863)  $     (787,012)
                                                             =============  ===============

Loss from discontinued operations per common and common equivalent share:
       Basic                                                 $     (0.001)  $   (30,954.67)
       Diluted                                               $     (0.001)  $   (30,954.67)


Net loss per common and common equivalent share:
       Basic                                                 $      (0.02)   $ (262,337.33)
       Diluted                                               $      (0.02)   $ (262,337.33)

Weighted average shares outstanding:
       Basic                                                  100,775,152                3
       Diluted                                                100,775,152                3




        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  Three months ended
                                                                       March 31,
                                                                  2005           2004
                                                             -------------  ---------------
Cash flows from operating activities:
       Net loss                                              $ (1,858,863)  $     (787,012)
Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
                Depreciation                                       14,444            6,500
                Embedded interest                                 257,143          245,000
                Other non-cash items                                   -0-          90,000
                Loss on impairment of goodwill                    599,689               -0-
       Increase (decrease) in cash from changes in assets:
           Accounts receivable                                    224,783           54,598
           Accounts receivable-Unbilled                          (432,690)              -0-
           Other receivables                                           -0-          32,802
           Client deposits                                        510,527          499,988
           Insurance deposits                                      26,486               -0-
           Prepaid expenses                                        43,129          (68,255)
           Security deposits                                       (1,926)            (875)
       Increase (decrease) in cash from changes in liabilities:
           Accounts payable                                       167,698         (129,750)
           Accrued expenses                                       357,858          (71,441)
           Accrued expenses-Director                                   -0-         (52,442)
           Payroll and payroll related liabilities               (277,186)        (536,624)
           Accrued work site employee payroll cost                419,164               -0-
           Deferred Revenue                                      (510,527)        (499,988)
           Assumed liabilities                                         -0-        (189,190)
           Sales and income taxes payable                             491           (2,532)
                                                             -------------  ---------------
                Net cash (used in) operating activities          (459,780)      (1,409,221)

Cash flows from investing activities:
       Net purchases of property and equipment                    (13,384)         (50,262)
       Cash CD-Restricted                                          (3,080)              -0-
                                                             -------------  ---------------
                Net cash (used in) investing activities           (16,464)         (50,262)

Cash flows from financing activities:
           Repayments of notes payable                             (6,273)         (33,000)
           Issuance of notes payable                                   -0-          90,000
           Issuance of convertible notes payable                  600,000          755,898
           Receipts of stock subscription receivables                  -0-          50,000
           Repayments of lines of credit                           (2,656)          (1,732)
           Repayments of capital lease                                 -0-          (6,829)
                                                             -------------  ---------------
                Net cash provided by financing activities         591,071          854,337
                                                             -------------  ---------------

Net increase (decrease) in cash and cash equivalents              114,827         (605,146)

Cash and cash equivalents, beginning of period                    117,052          682,400
                                                             -------------  ---------------

Cash and cash equivalents, end of period                     $    231,879   $       77,254
                                                             =============  ===============

        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  Three months ended
                                                                       March 31,
                                                                  2005           2004
                                                             -------------  ---------------
Supplemental disclosure of cash flow information:
       Cash paid for interest                                $     10,080   $       22,598
                                                             =============  ===============




































        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2005

Note 1.  Basis of Presentation.

         The unaudited financial statements of Pacel Corporation and Subsidiaries (collectively, the Company) included in the Form 10-QSB have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities and Exchange Act of 1934. The financial information furnished herein reflects all adjustments, which in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.

         Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to such rules and regulations.

         These interim statements should be read in conjunction with the audited consolidated financial statements and related notes thereto as presented in the Company's certified financial statements for the year ended December 31, 2004. The Company presumes that users of the interim financial information herein have read or have access to such audited financial statements and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for any interim period are not necessarily indicative of the results expected or reported for the full year.

Note 2.  Use of Estimates

         Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US
         GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to impairment of goodwill and equity investments, revenue recognition, recoverability of inventory and receivables, the useful lives of long lived assets such as property and equipment, the future realization of deferred income tax benefits and the recording of various accruals. The ultimate outcome and actual results could differ from the estimates and assumptions used.

Note 3.  Revenue Recognition.

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

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2005

Note 3.  Revenue Recognition.

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

Note 4.  Common Stock.

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

         In January 2005, by written consent of a majority of stockholders, the Company changed its corporate domicile from Virginia to Nevada. Due to Nevada requirements, the Company's common stock par value changed from no par value to .001 par value. As a result of this change, common stock for the year ended December 31, 2004 was restated from $22,443,015 to $1,773.

Note 5.  Acquisitions

         In January 2005, the Company, through its wholly-owned subsidiary The Resourcing Solutions Group, Inc., completed the acquisition of certain assets of Rossar HR LLC, a Pennsylvania limited liability company, which operated under the name "Your Staff Solutions". Rossar HR LLC is a Professional Employment Organization founded in the 1987 which specializes in quality human resource management services for small to medium sized businesses. Consideration under such agreement did not contemplate any cash paid to the seller at closing, but call for a Promissory Note of $272,000 to be paid in equal monthly installments over ten years. The Company recorded the acquisition as a purchase and recorded $52,000 of fees and $232,950 of goodwill in association with this acquisition.

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2005

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

Note 7.  Client Deposit

         The Company had $316,071 in Deferred Revenue on March 31, 2005 related to amounts prepaid for 2005 services from a single client. The Company executed a letter agreement in conjunction with receipt of these funds that provides the funds be held in separate trust account by the Company and not commingled with any other general use funds of the Company. The Company draws down the pre-payment account as needed to fund the payment of payroll, deposit taxes, benefits, fees and other costs for this single client pursuant to the agreement. The Company is currently in violation of this agreement.

Note 8.  Restricted Cash

         During the first quarter of 2005, as part of the Company acquiring new office space, the landlord required the Company to secure an irrevocable letters of credit with an interest bearing CD (certificate of deposits). The value of the CD on March 31, 2005 was $100,239.

         During the second quarter of 2004, the Company entered into an agreement with a national bank to develop a program that eliminates the need for multiple banks. During the credit review process, the bank required the Company to secure its ACH (automated clearing house) exposure with a standby letter of credit. ACH transactions are used to collect funds due from the Company's clients for PEO services along with depositing funds into employee bank accounts that have elected direct deposit as a means of wage payment. The Company secured this standby letter of credit with an interest bearing CD (certificate of deposit) in the amount of $600,000. In the first quarter of 2005, the Company reduced the standby letter of credit to $500,000. The value of the CD on March 31, 2005 was $508,218.

Note 9.  Subsequent Event

         On May 15, 2005, The Resourcing Solutions Group, Inc. a subsidiary of the Company sold 16 PEO accounts located primarily in North Carolina, South Carolina and Florida to Allegro, Inc. for approximately $240,000 and is expected to report a net after tax loss of approximately $468,000. The Company will receive the $240,000 over the next 12 months. The Company wrote off approximately $468,000 in Goodwill as a result of the sale of these contracts. As a result of this sale, activities related to these contracts have been accounted for as discontinued operations.

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

         In 2005, the Company continued its strategy for penetrating the Human Resources Outsourcing ("HRO") industry based on its evaluation of its business model and existing business initiatives completed in 2002. The Company's intention to enter this business sector was announced in
         September 2002 and was based on an evaluation of potential business markets that provide the potential for success. The Company provides human capital solutions through the provision of PEO services and Administrative Service Organization ("ASO") services to such clients. In 2003, the Company successfully completed the acquisition of two existing PEO organizations and continues to evaluate other potential acquisition candidates while also reviewing and implementing opportunities to support organic growth in order to secure a position as an industry leader. The Company sees this initiative in the Human Resources Outsourcing ("HRO") industry as an opportunity to tap into the small business market in the United States and intends to compliment the provision of PEO and ASO services with information technology services, business consulting services and financial services at a future time.

         As part of its goal to bring the company to profitability and less reliant on equity financing for ongoing operations, the company has developed an aggressive marketing strategy as well as an investment to significantly upgrade its HRIS (Human Resource Information System) capabilities to service its current and prospective clients. This plan includes hiring and training the sales team as well as marketing the company's services through networks of national associations and chains. The company has successfully negotiated joint marketing programs to market the company's products and services. The company has also engaged Thinkware Corporation to implement its new HRIS system. This system will provide the company with "state-of-the-art" human resource data necessary to service the growing needs of small to mid-size clients as well as automate the company's internal processes. The HRIS system became fully operational in January 2005.

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

         In a further effort to bring the Company to profitability it evaluated its internal operating costs and evaluated each existing client to determine profitability. The Company determined that certain clients were not producing sufficient gross profit. In May 2005, the Company sold 16 contracts to Allegro, Inc. approximately $240,000. The Company will establish a receivable for $240,000 for the sale of these contracts.

                          PACEL CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Three Months ended March 31, 2005 compared to the Three Months ended March 31, 2004

         Revenue for the quarter ended March 31, 2005 increased approximately $51,900 to $423,787 compared to revenue of $371,868 for the quarter ended March 31, 2004. Revenues generated from the Rossar acquisition accounted for $135,645 of the increase offset by a decrease of $83,726 from the Company's existing clients.

         The company experienced a decrease in the number of work site employees it provided PEO services to during the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. The company generates its revenue from services relating to work site employees. This decrease in work site employees was primarily from large construction and heavy industrial clients that terminated PEO services with the company for reasons ranging from plant and company closings to clients bringing the services typically offered in a PEO relationship in-house. The PEO industry as a whole has found it more difficult to provide the PEO services to construction and heavy industrial clients because of its inability to obtain workers compensation insurance. The company has focused its sales and marketing effort to white collar and light industrial clients where workers compensation insurance is readily and economically accessible.

         Due to the significance of the amounts included in billings to the Company's clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the quarters ended March 31, 2005 and March 31, 2004.

                                                          Three months ended       Three months ended
                                                              March 31,                 March 31,
                                                                2005                      2004
                                                          ------------------       ------------------
                                                             (Unaudited)               (Unaudited)
Reconciliation of billings to revenue recognized:
Gross billings to clients                                  $      3,467,634         $      2,341,908
Less - Gross wages billed to clients                             (3,043,847)              (1,970,040)
                                                          ------------------       ------------------

Total revenue as reported                                  $        423,787         $        371,868
                                                          ==================       ==================

                          PACEL CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Cost of services for the three months ended March 31, 2005 was $326,963 compared to cost of services of $288,973 for the three months ended March 31, 2004 and is related directly to the delivery of services to its PEO clients. This increase was directly related to the increase in revenue.

         General & administrative expenses, including salaries and wages, increased to $643,090 for the three months ended March 31, 2005, compared to $382,398 in the corresponding period of 2004. The increase was attributed additional expenditures needed to support the operations along with the general and administrative expenses acquired with the Rossar HR acquisition.

         Sales and marketing expenses increased to $238,942 for the three months ended March 31, 2005, compared to $101,988 in the corresponding period of 2004. The increase was attributed to the company's continued transformation of its sales and marketing function that began in the second quarter of 2004.

         Depreciation expenses increased to $14,444 for the three months ended March 31, 2005, compared to $6,500 for the corresponding period of 2004. This increase was from the Human Resource Information System and various other office equipment placed in service in the third and forth quarter of 2004.

         Interest expense is interest paid and accrued on the Convertible Notes, unpaid payroll taxes, notes payable, bank financing, and capital leases. Interest expense amounted to $92,801 for the three months ended March 31, 2005 compared to $41,157 for the same period of 2004. The increase is primarily attributable to the continued use of financing for working capital.

         Finance expense for the three months ended March 31, 2005 increased $15,500 to $260,500 when compared to finance expense of $245,000 for the three months ended March 31, 2004. The increase was the result of increased funding requirements for administrative and operational needs. The Company recorded imbedded interest in conjunction with the issuance of convertible debentures during the period assuming conversion of such debt was available on an immediate basis and has incurred fees associated with accessing its lines of credit.


LIQUIDITY AND CAPITAL RESOURCES:

         Cash and cash equivalents at March 31, 2005 increased to $231,879 from $117,052 at December 31, 2004. Net cash used for operating activities was $459,780 during the three months ended March 31, 2005 compared to $1,409,221 in the corresponding period of 2004. The cash used in operating activities is attributable to the decrease in accounts receivable, insurance deposits, payroll and payroll related liabilities, accounts payable and accrued expenses offset by increases in net loss, unbilled accounts receivable, security deposits, and payroll and payroll related liabilities.

         Net cash used in investing activities for the three months ended March 31, 2005 was $16,464. The cash used in investing activities is attributable to computer equipment and software purchased for the company's business information system implementation and the increased investment in CD's. This compares to net cash used for investing activities for the three months ended March 31, 2004 of $50,262.

         Net cash provided by financing activities in the three months ended March 31, 2005 was $591,071 compared to $854,337 in the corresponding period ended March 31, 2004. The cash provided during both periods is directly related to the Company's execution and utilization of three equity-based lines of credit.

                          PACEL CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         In August 2003, the Company entered into an equity line of credit for $10,000,000 from Compass Capital Inc., Kentan Ltd, Reef Holding Ltd, and T&B Associates, Inc. Borrowing from this equity line allows the repayment by issuing shares of the Company's stock at a discount rate of up to 50%. The line is being used to fund acquisitions and shortfalls in working capital. During the three months ended March 31, 2005, the Company drew down $600,000 and issued 6,170,700,000 shares unrestricted shares of the Company's .001 par common stock, before adjusting such shares to reflect the effects of any stock splits occurring subsequent to issuance. After giving effect to the one-for-one hundred reverse split on February 28, 2005, 925,950,000 shares were issued in conjunction with this equity line. The balance remaining on this equity line of credit at May 23, 2005 was $2,369,102. The lenders are not obligated to fund the remaining balance on this equity line of credit and may discontinue funding the Company at any time without any further obligation.

         In January 2005, the Company, through its wholly-owned subsidiary The Resourcing Solutions Group, Inc., completed the acquisition of certain assets of Rossar HR LLC, a Pennsylvania limited liability company, which operated under the name "Your Staff Solutions". Rossar HR LLC is a Professional Employment Organization founded in the 1987 which specializes in quality human resource management services for small to medium sized businesses. Consideration under such agreement did not contemplate any cash paid to the seller at closing, but call for a Promissory Note of $272,000 to be paid in equal monthly installments over ten years. The Company recorded $52,000 of fees and $232,950 of goodwill in conjunction with this acquisition.

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

         As part of its goal to bring the company to profitability and less reliant on equity financing for ongoing operations, the company has developed an aggressive marketing strategy as well as an investment to significantly upgrade its HRIS (Human Resource Information System) capabilities to service its current and prospective clients. This plan includes hiring and training the sales team as well as marketing the company's services through networks of national associations and chains. The company has successfully negotiated joint marketing programs to market the company's products and services. The company has also engaged Thinkware Corporation to implement its new HRIS system. This system will provide the company with "state-of-the-art" human resource data necessary to service the growing needs of small to mid-size clients as well as automate the company's internal processes. The HRIS system became fully operational in January 2005.

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

         In a further effort to bring the Company to profitability it evaluated its internal operating costs and evaluated each existing client to determine profitability. The Company determined that certain clients were not producing sufficient gross profit. In May 2005, the Company sold 16 contracts to Allegro, Inc. for approximately $240,000. The Company estimates the sales of these contracts will reduce annual operating losses by approximately $325,000.


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


Item 3.  CONTROLS AND PROCEDURES.

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2005.

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

In January 2005, by written consent of a majority of  stockholders,  the Company
changed  its  corporate   domicile  from  Virginia  to  Nevada.  Due  to  Nevada
requirements, the Company's common stock par value changed from no par value to ..001 par value. As a result of this change, common stock for the year ended December 31, 2004 was restated from $22,443,015 to $1,773.

                          PACEL CORP. AND SUBSIDIARIES



Item 6.       Exhibits and Reports

The following reports were filed during the period covered by this Form 10-QSB:

January 6, 2005    Item 2.01. Completion of acquisition or disposal of asset
                   Item 9.01. Financial Statements and Exhibits

January 12, 2005   Item 2.01. Completion of acquisition or disposal of asset
                   Item 9.01. Financial Statements and Exhibits

January 24, 2005   Item 5.02. Departure of directors or principal officers;
                              election of directors; appointment of principal officers
                   Item 5.03. Amendment to articles of incorporation or bylaws;
                              changes in fiscal year
                   Item 8.01. Other events

March 11, 2005     Item 5.02. Departure of directors or principal officers;
                              election of directors; appointment of principal officers
                   Item 5.03. Amendment to articles of incorporation or bylaws;
                              changes in fiscal year

March 25, 2005     Item 1.01. Entry into a material definitive agreement
                   Item 9.01. Financial Statements and Exhibits

                               Item 7. Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


Pacel Corp.


BY:             /s/ GARY MUSSELMAN
                -------------------------------------------
                Gary Musselman, President, Chief Executive Officer, and Chief Financial Officer

DATED:          May 23, 2005