Form 10QSB
period 2005-06-30
PACEL CORP
filed 2005-08-22
CIK 1044490

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                         Commission File Number: 0-29459

                                   PACEL CORP.
             (Exact name of registrant as specified in its charter)



            NEVADA                                        54-1712558
----------------------------------              --------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                       Identification Number)


     7621 Little Ave  Suite 101
     Charlotte, NORTH CAROLINA                               28226
----------------------------------------        --------------------------------
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

As of August 19, 2005 there were 463,440,333 shares of the Registrant's common stock outstanding.

                          PACEL CORP. AND SUBSIDIARIES


Part I.  FINANCIAL INFORMATION (unaudited)
Item 1.  Index to Consolidated Financial Statements
         Consolidated Balance Sheets                                    F - 2-3
         Consolidated Statements of Operations                          F - 4
         Consolidated Statements of Cash Flows                          F - 5-6
         Notes to Consolidated Financial Statements                     F - 7-10


Item 2.  Management's Discussion and Analysis of Financial Results of
         Operations                                                     3-8

Item 3.  Controls and Procedures                                        9

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              9

         Item 6.  Exhibits                                              10

                          PACEL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                             June 30,                  December 31,
                                                                               2005                       2004
                                                                          --------------              -------------
                                                                           (Unaudited)                  (Audited)

                                     ASSETS
                                     ------

Current assets:
       Cash                                                                $     550,386          $         117,052
       Client deposit and advance payments                                        66,129                    826,598
       Accounts receivable                                                        17,873                    230,469
       Accounts receivable-Unbilled                                              393,190                    310,845
       Prepaid expenses                                                           78,906                    110,408
       Workers compensation insurance deposits                                    92,825                    139,089
       Restricted cash                                                           228,114                    913,009
                                                                          --------------              -------------

                Total current assets                                           1,427,423                  2,647,470
                                                                          --------------              -------------

Property and equipment, net of accumulated depreciation of
       $100,355 and $70,436, respectively                                        156,316                    147,831
                                                                          --------------              -------------

Other assets:
       Allegro receivable                                                        104,034                         -0-
       Retirement Plan-Director                                                  138,436                    154,772
       Goodwill                                                                  465,423                  1,075,432
       Security deposits                                                          18,358                     15,182
                                                                          --------------              -------------

                Total other assets                                               726,251                  1,245,386
                                                                          --------------              -------------

                Total assets                                                $  2,309,990               $  4,040,687
                                                                          ==============              =============











        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                           June 30,                 December 31,
                                                                             2005                       2004
                                                                      -------------------        -------------------
                                                                          (Unaudited)                 (Audited)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Accounts payable                                                 $        599,894          $         242,210
       Payroll and payroll related liabilities                                 2,101,292                  2,511,224
       Accrued worksite employee payroll expense                                 376,429                    300,391
       Accrued expenses                                                        1,747,979                  1,330,456
       Assumed Liabilities                                                       493,133                    493,133
       Client deposits and advance payments                                       66,129                    826,598
       Prepaid Payroll                                                            30,353                         -0-
       Short term payables                                                     2,528,213                  2,158,251
       Sales taxes payable                                                           676                         -0-
                                                                      -------------------        -------------------

                Total current liabilities                                      7,944,098                  7,862,263

Long-term liabilities:
       Notes Payable                                                             232,187                         -0-
       Deferred Compensation-Director Payable                                    138,436                    154,772
                                                                      -------------------        -------------------

       Total long term liabilities                                               370,623                    154,772

                Total liabilities                                              8,314,721                  8,017,035

Stockholders' equity (deficit):
       Preferred stock, .001 par value, no liquidation value,
                5,000,000 shares authorized, 1,000,000 shares
                of 1997 Class A convertible preferred stock issued                 1,000                      1,000
       Common stock, .001 par value, 10,000,000,000 shares
                authorized, 50,975,944 and 1,773
                shares issued respectively                                        50,976                          2
       Additional paid-in capital                                             23,239,158                 22,403,333
       Cumulative currency translation adjustment                                (18,720)                   (18,720)
       Accumulated deficit                                                   (29,277,145)               (26,361,963)
                                                                      -------------------        -------------------

                Total stockholders' (deficit)                                 (6,004,731)                (3,976,348)
                                                                      -------------------        -------------------

                Total liabilities and stockholders' deficit            $       2,309,990          $       4,040,687
                                                                      ===================        ===================





        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                        Six months ended                  Three months ended
                                                                             June 30,                          June 30,
                                                                     2005             2004              2005             2004
                                                                     ----             ----              ----             ----

Revenue                                                       $    1,490,511    $    1,677,963   $      663,894   $       866,238
Cost of services                                                   1,177,739         1,294,127          537,597           647,178
                                                             ----------------   ---------------   --------------   ---------------
       Gross profit                                                  312,772           383,836          126,297           219,060

Operating costs and expenses:
       General and administrative                                  1,500,434         1,069,695          686,887           491,663
       Sales and marketing                                           350,138           145,197          116,615            58,831
       Depreciation and amortization                                  29,920            13,496           15,476             6,996
       Loss on impairment of goodwill                                131,950                -0-              -0-               -0-
                                                             ----------------   ---------------   --------------   ---------------
             Total operating expenses                              2,012,442         1,228,388          818,978           557,490
                                                             ----------------   ---------------   --------------   ---------------

       Operating Loss                                             (1,699,670)         (844,552)        (692,681)         (338,430)

Other expenses:
       Interest expense                                             (232,708)         (106,181)        (130,908)          (65,024)
       Financing costs                                              (362,143)       (1,355,714)        (101,643)       (1,110,714)
                                                             ----------------   ---------------   --------------   ---------------
             Total other expense                                    (594,851)       (1,461,895)        (232,551)       (1,175,738)

Net loss before discontinued operations                           (2,294,521)       (2,306,447)        (925,232)       (1,514,168)

Discontinued operations:
       Loss from discontinued operations of Asmara of
         Florida and Partners PEO of the Carolinas                  (134,708)         (171,680)        (112,875)          (76,948)
       Loss from sale of assets to Allegro, Inc.                    (485,953)               -0-         (18,213)               -0-
                                                             ----------------   ---------------   --------------   ---------------
             Total loss on discontinued operations                  (620,661)         (171,680)        (131,088)          (76,948)

Net loss                                                      $   (2,915,182)   $   (2,478,127)    $ (1,056,320)    $  (1,591,116)
                                                             ================   ===============   ==============   ===============

Loss from discontinued operations per common and common equivalent share:
       Basic                                                  $        (0.02)   $     (171,680)    $     (0.007)    $        (.04)
       Diluted                                                $        (0.02)   $     (171,680)    $     (0.007)    $        (.04)

Loss from sale of assets per common and common equivalent share:
       Basic                                                  $        (0.06)   $           -0-    $     (0.001)    $          -0-
       Diluted                                                $        (0.06)   $           -0-    $     (0.001)    $          -0-

Net loss per common and common equivalent share:
       Basic                                                  $        (0.34)   $   (2,478,127)    $      (0.06)    $        (.86)
       Diluted                                                $        (0.34)   $   (2,478,127)    $      (0.06)    $        (.86)

Weighted average shares outstanding:
       Basic                                                       8,622,532                 1       16,967,244         1,842,890
       Diluted                                                     8,622,532                 1       16,967,244         1,842,890

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Six months ended
                                                                                       June 30,
                                                                             2005                      2004
                                                                      ------------------      ---------------------
Cash flows from operating activities:
       Net loss                                                        $     (2,915,182)       $        (2,478,127)
Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
           Depreciation                                                          29,920                     13,496
           Embedded interest                                                    362,143                  1,355,714
           Other non-cash items                                                  27,700                    190,000
           Loss on discontinued operations                                      103,000                         -0-
           Loss on sale of assets                                               485,954                         -0-
           Loss on impairment of goodwill                                       131,950                         -0-
           Changes in operating assets and liabilities:
               (Increase) decrease in assets:
                 Accounts receivable                                            212,597                     61,071
                 Accounts receivable-Unbilled                                   (82,345)                        -0-
                 Other receivables                                                   -0-                    82,901
                 Client deposits                                                760,469                         -0-
                 Insurance deposits                                              46,263                   (171,450)
                 Prepaid expenses                                                50,400                    (78,080)
                 Security deposits                                               (1,926)                    (3,540)
               Increase (decrease) in liabilities:
                 Accounts payable                                               357,684                   (187,749)
                 Accrued expenses                                               417,522                    (11,161)
                 Accrued expenses-Director                                           -0-                  (204,005)
                 Payroll and payroll related liabilities                       (416,050)                  (432,555)
                 Accrued work site employee payroll cost                         76,038                         -0-
                 Deferred revenue                                              (760,469)                        -0-
                 Assumed liabilities                                                 -0-                  (565,622)
                 Prepaid payroll                                                 30,353                         -0-
                 Sales and income taxes payable                                     676                     (2,532)
                                                                      ------------------      ---------------------
                    Net cash (used in) operating activities                  (1,083,303)                (2,431,639)
Cash flows from investing activities:
       Net purchases of property and equipment                                  (13,385)                  (104,137)
       Cash received from sale of assets                                         18,022                         -0-
       Cash CD-Restricted                                                       684,895                   (600,000)
                                                                      ------------------      ---------------------
                Net cash (used in) investing activities                         689,532                   (704,137)
Cash flows from financing activities:
           Repayments of notes payable                                          (12,685)                   (62,218)
           Issuance of notes payable                                                 -0-                    90,000
           Issuance of convertible notes payable                                845,000                  2,680,898
           Repayments of lines of credit                                         (5,210)                    (4,362)
           Repayments of capital lease                                               -0-                    (7,422)
                                                                      ------------------      ---------------------
                Net cash provided by financing activities                       827,105                  2,696,896
                                                                      ------------------      ---------------------

Net increase (decrease) in cash and cash equivalents                            433,334                   (438,880)

Cash and cash equivalents, beginning of period                                  117,052                    682,400
                                                                      ------------------      ---------------------

Cash and cash equivalents, end of period                              $         550,386        $           243,520
                                                                      ==================      =====================

        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  Six months ended
                                                                                       June 30,
                                                                             2005                     2004
                                                                      ------------------      ---------------------
Supplemental  disclosure  of cash flow  information:  Cash paid during the years for:
       Interest                                                       $          11,410       $             27,335
       Income taxes                                                   $              -0-      $                 -0-









































        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  June 30, 2005

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

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  June 30, 2005

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

         No allowance for doubtful accounts has been made.

Note 4.  Common Stock.

         In February and June 2005, the Company effected a one-for-one thousand reverse stock split restating the number of common shares of the
         Company at December 31, 2004 from 1,773,000,943 to 1,773. All references to average number of shares, shares outstanding and prices per share have been restated retroactively to reflect the split.

Note 5.  Stock Compensation.

         The Company issued stock to certain officers, key employees, and non-employee directors which consisted of Series "B" Preferred Stock (Series "B" Stock). The maximum number of shares of the Company's Series "B" Stock available for issuance was 1 million shares with a par value of $0.001. Each share of the Series "B" Stock is convertible to 50 shares of Common Stock without the payment of any additional consideration. Shares issues are compensation to the recipients.

         Effective June 30, the Company authorized and issued 1,000,000 shares of Series"B" Preferred Stock to officers and directors of the Company.

         The Company determined compensation costs based on the fair value at the grant date for its stock. The value of each share price was determined to be .0277 representing $27,700 in total compensation. The Company used the Black-Scholes option-pricing model.

         On June 30, the holders of the Series"B" Stock elected to convert all of their shares to 50,000,000 shares of Common Stock.

         The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and the Company's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  June 30, 2005


Note 6.  Acquisitions.

         In January 2005, the Company, through its wholly-owned subsidiary The Resourcing Solutions Group, Inc., completed the acquisition of certain assets of Rossar HR LLC, a Pennsylvania limited liability company, which operated under the name "Your Staff Solutions". Rossar HR LLC is a Professional Employment Organization founded in 1987 which specializes in quality human resource management services for small to medium sized businesses. Consideration under such agreement did not contemplate any cash paid to the seller at closing, but calls for a Promissory Note of $272,000 to be paid in equal monthly installments over ten years. The Company recorded the acquisition as a purchase and recorded $52,000 of fees and $232,950 of goodwill in association with this acquisition. The Company acquired assets consisting of office equipment and cash on hand totaling $45,170 and assumed liabilities equal to $6,100. During the first quarter of 2005, the Company recorded an impairment of $131,950 reducing the value of goodwill to $101,000.

Note 7.  Contingent Liabilities.

         The Securities and Exchange Commission ("SEC") filed an action in Federal District Court asserting various violations of securities laws against the Company and its principal officer. The complaint alleges that Mr. Frank Custable "orchestrated" a "scheme" to illegally obtain stock from various companies, including the Company, through "scam Commission Form S-8 registration statements, forged stock authorization forms and at least one bogus attorney opinion letter arranged by Custable." The complaint alleges that, in connection with this alleged "scheme," the Company and its former CEO, David Calkins violated
         Section 17(a) of the Securities Act and Section 10(b) and Rule 10b-5 of the Exchange Act. The SEC asks that the Company and Calkins be permanently enjoined from future violations, ordered to pay disgorgement and civil penalties and Calkins be barred from continued service as an officer and director. As part of an ex parte proceeding, the District Court ordered the Company and Calkins to provide an accounting of their assets and the transactions that are the subject of the complaint. Pursuant to an agreement of the parties, an accounting of the transactions at issue was provided on June 30, 2004. The Company and Calkins answered the second amended complaint on March 23, 2005. On April 7, 2005, a federal grand jury in the Northern District of Illinois returned an indictment charging Custable and ten other individuals and entities (The Company was not indicted) with engaging in a fraudulent scheme based on the same allegations as the SEC's action. On April 21, 2005, the District Court stayed the SEC's civil action pending resolution of the criminal action.

Note 8.  Customer Deposit.

         The Company had $66,129 in Deferred Revenue on June 30, 2005 related to amounts prepaid for 2005 services from a single client. The Company executed a letter agreement in conjunction with receipt of these funds that provides the funds be held in separate trust account by the Company and not commingled with any other general use funds of the Company. The Company draws down the pre-payment account as needed to fund the payment of payroll, deposit taxes, benefits, fees and other costs for this single client pursuant to the agreement. The funds are required to be held in a separate trust account and at the present time, the funds are commingled in our operating account which is a violation of the agreement.

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  June 30, 2005

Note 9.  Short-Term Payables consists of:


                                                                   June 30,          December 31
                                                                     2005                2004
                                                               ---------------     ----------------
                         Convertible Notes Payable              $   2,017,066       $    1,669,020
                         Other Notes Payable                          465,000              465,000
                         Rossar Note Payable                           27,127                   -0-
                         Bank Line of Credit                           19,020               24,231
                                                               ---------------     ----------------
                         Total Short-Term Payables              $   2,528,213       $    2,158,251
                                                               ===============     ================


Note 10. Discontinued Operations.

         On May 15, 2005, The Resourcing Solutions Group, Inc. a subsidiary of the Company, discontinued the operation of Asmara of Florida and Partners PEO of the Carolinas. The Company reported a loss from discontinued operations for the six months ended June 30, 2005 and 2004 equal to $134,708 and $171,680 respectively. The consolidated financial statements have been restated, where applicable, to reflect the discontinued operations.

Note 11. Disposition of Assets.

         On May 15, 2005, The Resourcing Solutions Group, Inc., a subsidiary of the Company, sold all the assets of Asmara of Florida, Partners PEO of the Carolinas, and Asmara Services II, Inc. to Allegro, Inc. for $122,055 and reported a loss of $485,953, of which $608,008 was goodwill. The Company will receive the $122,055 over the next 12 months as it's earned as part of the agreement.

Note 12. Related Party Transactions.

         A.  Employment Agreements

             In July 2005, The Company entered into a ten year employment contracts with F. Kay Calkins. Compensation will include an annual base salary of $240,000 of which $60,000 is deferred until July 2006. Ms. Calkins is entitled to an incentive bonus plan based on the EBITDA (earnings before interest, tax, depreciation and amortization). The agreement also includes severance payments upon termination of employment. Ms. Calkins will hold the title of Chairman of the Board of Directors.

             In July 2005, Mr. Calkins resigned as Chairman and Member of the Board of Directors. Mr. Calkins was terminated as an employee of the Company. The Company is currently negotiating a Termination Agreement with Mr. Calkins.

Note 13. Recent Accounting Pronouncements.

         The Company believes that any new accounting pronouncements since December 31, 2004, will not have an affect on the Company's financial statements.

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

         In a further effort to bring the Company to profitability it evaluated its internal operating costs and evaluated each existing client to determine profitability. The Company determined that certain clients were not producing sufficient gross profit. In May 2005, the Company sold 16 contracts to Allegro, Inc. for $122,055. The Company recorded a receivable for $122,055 that will be collected over the next 12 months. The balance of this receivable at the quarter ended June 30, 3005, was $104,034.

         Commensurate with the sale of the 16 accounts the Company reorganized its operations. The Company reduced its internal staff, and other operating costs to the level necessary to serve the existing client base. With the new HRIS system becoming operational the Company will be able to add additional clients without increasing its operational staff. The reorganization reduces the Company's heavy industry and "blue collar" client base allowing it to expand at a greater pace in other economic sectors. The targeted clients to which the Company is marketing its services have a greater capability to the more automated process integral to the new HRIS system. The reorganization also reduced the Company's reliance on outside equity funding.

                          PACEL CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Six Months ended June 30, 2005 compared to the Six Months ended June 30, 2004

         Revenue for the six months ended June 30, 2005 was $1,490,511 compared to revenue of $1,677,963 for the six months ended June 30, 2004. Revenues generated from the Rossar acquisition accounted for $268,858 of the increase offset by a decrease of $456,310 from the Company's existing clients.

         The company experienced a decrease in the number of work site employees it provided PEO services to during the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The company generates its revenue from services relating to work site employees. This decrease in work site employees was primarily from large construction and heavy industrial clients that terminated PEO services with the company for reasons ranging from plant and company closings to clients bringing the services typically offered in a PEO relationship in-house. The PEO industry as a whole has found it more difficult to provide the PEO services to construction and heavy industrial clients because of its inability to obtain workers compensation insurance. The company has focused its sales and marketing effort to white collar and light industrial clients where workers compensation insurance is readily and economically accessible.

         Due to the significance of the amounts included in billings to the Company's clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the six months ended June 30, 2005 and June 30, 2004.

                                                                        Six months ended           Six months ended
                                                                             June 30,                  June 30,
                                                                               2005                      2004
                                                                           (Unaudited)               (Unaudited)
                Reconciliation of billings to revenue recognized:
                Gross billings to clients                               $     10,974,772           $     10,844,449
                Less - Gross wages billed to clients                          (9,484,261)                (9,166,486)
                                                                        ----------------           ----------------
                Total revenue as reported                               $      1,490,511           $      1,677,963
                                                                        ================           ================

         Cost of services for the six months ended June 30, 2005 was $1,177,739 compared to cost of services of $1,294,127 for the six months ended June 30, 2004 and is related directly to the delivery of services to its PEO clients. This decrease was directly related to the decrease in revenue.

         General & administrative expenses, including salaries and wages, was $1,500,434 for the six months ended June 30, 2005, compared to $1,069,695 in the corresponding period of 2004. The increase was attributed to additional expenditures used to support the existing operations along with the cost to integrate the acquired RossarHR operation.

         Sales and marketing expense was $350,138 for the six months ended June 30, 2005, compared to $145,197 in the corresponding period of 2004. The increase was attributed to the company's continued transformation of its sales and marketing function that began in the second quarter of 2004.

         Depreciation and amortization expense was $29,920 for the six months ended June 30, 2005, compared to $13,496 for the corresponding period of 2004. This increase was from the Human Resource Information System and various other office equipment placed in service in the third and forth quarter of 2004.

         Interest expense is interest paid and accrued on the Convertible Notes, unpaid payroll taxes, notes payable, and bank financing. Interest expense was $232,708 for the six months ended June 30, 2005 compared to $106,181 for the same period of 2004. The increase is primarily attributable to the continued use of financing for working capital.

                          PACEL CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Six Months ended June 30, 2005 compared to the Six Months ended June 30, 2004


         Finance expense for the six months ended June 30, 2005 was $362,143 compared to finance expense of $1,355,714 for the six months ended June 30, 2004. The decrease was the result of reduced funding provided for administrative and operational needs. The Company recorded imbedded interest in conjunction with the issuance of convertible debentures during the period assuming conversion of such debt was available on an immediate basis and has incurred fees associated with accessing its lines of credit.

Three  Months  ended June 30, 2005  compared to the Three  Months ended June 30,
2004

         Revenue for the quarter ended June 30, 2005 was $663,894 compared to revenue of $866,238 for the quarter ended June 30, 2004. Revenues generated from the Rossar acquisition accounted for $148,696 of the increase offset by a decrease of $351,040 from the Company's existing clients.

         The company experienced a decrease in the number of work site employees it provided PEO services to during the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004. The company generates its revenue from services relating to work site employees. This decrease in work site employees was primarily from large construction and heavy industrial clients that terminated PEO services with the company for reasons ranging from plant and company closings to clients bringing the services typically offered in a PEO relationship in-house. The PEO industry as a whole has found it more difficult to provide the PEO services to construction and heavy industrial clients because of its inability to obtain workers compensation insurance. The company has focused its sales and marketing effort to white collar and light industrial clients where workers compensation insurance is readily and economically accessible.

         Due to the significance of the amounts included in billings to the Company's clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the quarters ended June 30, 2005 and June 30, 2004.

                                                                          Three months ended       Three months ended
                                                                               June 30,                 June 30,
                                                                                 2005                     2004
                                                                             (Unaudited)              (Unaudited)
                                                                          ------------------       ------------------
                Reconciliation of billings to revenue recognized:
                Gross billings to clients                                 $       4,820,211        $       5,609,017
                Less - Gross wages billed to clients                             (4,156,317)              (4,742,779)
                                                                          ------------------       ------------------
                Total revenue as reported                                 $         663,894        $         866,238
                                                                          ==================       ==================

         Cost of services for the three months ended June 30, 2005 was $537,597 compared to cost of services of $647,178 for the three months ended June 30, 2004 and is related directly to the delivery of services to its PEO clients. This decrease was directly related to the decrease in revenue.

         General & administrative expenses, including salaries and wages, was $686,887 for the three months ended June 30, 2005, compared to $491,663 in the corresponding period of 2004. The increase was attributed to additional expenditures used to support the existing operations along with the cost to complete the integration of acquired RossarHR operation.

                          PACEL CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Sales and marketing expense was $116,615 for the three months ended June 30, 2005, compared to $58,831 in the corresponding period of 2004. The increase was attributed to the company's continued transformation of its sales and marketing function that began in the second quarter of 2004.

         Depreciation and amortization expense was $15,476 for the three months ended June 30, 2005, compared to $6,996 for the corresponding period of 2004. This increase was from the Human Resource Information System and various other office equipment placed in service in the third and forth quarter of 2004.

         Interest expense is interest paid and accrued on the Convertible Notes, unpaid payroll taxes, notes payable, and bank financing. Interest expense was $130,908 for the three months ended June 30, 2005 compared to $65,024 for the same period of 2004. The increase is primarily attributable to the carrying costs of unpaid liabilities and Convertible Notes.

         Finance expense for the three months ended June 30, 2005 was $101,643 compared to finance expense of $1,110,714 for the three months ended June 30, 2004. The decrease was the result of reduced funding provided for administrative and operational needs. The Company recorded imbedded interest in conjunction with the issuance of convertible debentures during the period assuming conversion of such debt was available on an immediate basis and has incurred fees associated with accessing its lines of credit.

LIQUIDITY AND CAPITAL RESOURCES:

         Cash and cash equivalents at June 30, 2005 was $550,386 compared to $117,052 at December 31, 2004. The Company used cash from operations of $1,083,303 and $2,431,639 for the six months ended June 30, 2005 and June 30, 2004, respectively. The net loss of $2,915,182 was offset by $1,140,667 of non-cash items, the reductions in accounts receivable and payroll and payroll related liabilities, and the increases in accounts payable and accrued expenses.

         Net cash provided by investing activities for the six months ended June 30, 2005 was $689,532 compared to the net cash used in investing activities of $704,137 for the six months ended June 30, 2004. During the six months ended June 30, 2005, the cash provided by investment activities was from the redemption of CD's (certificate of Deposits) used to secure 2 standby letters of credit issued in 2004, proceeds from the sale of assets, and the cash used in investing activities is attributable to computer equipment and software purchased for the company's business information. During the six months ended June 30, 2004, the cash used in investing activities is attributable to computer equipment and software purchased for the company's business information and an investment in a CD to secure a standby letter of credits.

                          PACEL CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Net cash provided by financing activities in the six months ended June 30, 2005 was $827,105 compared to $2,696,896 in the corresponding period ended June 30, 2004. The cash provided during both periods is primarily related to the Company's execution and utilization of its equity-based lines of credit.

         In August 2003, the Company entered into an equity line of credit for $10,000,000 from Compass Capital Inc., Kentan Ltd, Reef Holding Ltd, The Escrow Corp, and T&B Associates, Inc. Borrowing from this equity line allows the repayment by issuing shares of the Company's stock at a discount rate of up to 50%. The line is being used to fund acquisitions and shortfalls in working capital. During the six months ended June 30, 2005, the Company drew down $245,000 and issued 6,170,745,000 unrestricted shares of the Company's .001 par common stock, before adjusting such shares to reflect the effects of reverse stock splits occurring subsequent to issuance. After giving effect to the one-for-one thousand reverse split on February 28, 2005 and June 20, 2005, 970,950 shares were issued in conjunction with this equity line. The balance remaining on this equity line of credit at August 2, 2005 was $2,249,102. The lenders are not obligated to fund the remaining balance on this equity line of credit and may discontinue funding the Company at any time without any further obligation.

         During the second quarter of 2004, the Company entered into an agreement with a national bank to develop a program that eliminates the need for multiple banks. During the credit review process, the bank required the Company to secure its ACH (automated clearing house) exposure with a standby letter of credit. ACH transactions are used to collect funds due from the Company's clients for PEO services along with depositing funds into employee bank accounts that have elected direct deposit as a means of wage payment. The Company secured this standby letter of credit with an interest bearing CD (certificate of deposit) in the amount of $600,000. In the first quarter of 2005, the Company reduced the standby letter of credit to $500,000. In the second quarter of 2005, the Company entered into an agreement with another financial institution to process its ACH transaction thus allowing the Company to cancel this standby letter of credit and the CD.

         During the second quarter of 2004, as part of the renewal process for one of its insurance carriers, the Company was required to secure the annual policy premiums with an irrevocable letters of credit in the amount of $178,790. This irrevocable letters of credit was secured with an interest bearing CD's (certificate of deposits). During the second quarter of 2005, the Company elected to terminate this insurance policy thus allowing the Company to cancel this standby letter of credit and the CD.

         In January 2005, the Company, through its wholly-owned subsidiary The Resourcing Solutions Group, Inc., completed the acquisition of certain assets of Rossar HR LLC, a Pennsylvania limited liability company, which operated under the name "Your Staff Solutions". Rossar HR LLC is a Professional Employment Organization founded in the 1987 which specializes in quality human resource management services for small to medium sized businesses. Consideration under such agreement did not contemplate any cash paid to the seller at closing, but call for a Promissory Note of $272,000 to be paid in equal monthly installments over ten years. The Company recorded the acquisition as a purchase and recorded $52,000 of fees and $232,950 of goodwill in association with this acquisition. The Company acquired assets consisting of office equipment and cash on hand totaling $45,170 and assumes liabilities equal to $6,100. During the first quarter of 2005, the Company recorded an impairment of $131,950 reducing the value of goodwill to $101,000.

                          PACEL CORP. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company's cash requirements for funding its administrative and operating needs continue to greatly exceed its cash flows generated from operations. Such shortfalls and other capital needs continue to be satisfied through equity financing and convertible notes payable until additional funds can be generated through acquisitions and organic business growth. The liabilities of the Company consist of over-extended accounts payable, payroll taxes, and interest expense.

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

         In May 2005, The Resourcing Solutions Group, Inc. a subsidiary of the Company, sold 16 PEO accounts located primarily in North Carolina, South Carolina and Florida to Allegro, Inc. for $122,055 and reported a loss of $485,953. The Company will receive the $122,055 over the next 12 months. Commensurate with the sale of the 16 accounts, the Company reorganized its operations. The Company reduced its internal staff, and other operating costs to the level necessary to serve the existing client base. The Company anticipates a future continued reduction in administrative costs as a as a result of this sale and the continued focusing of marketing efforts on the non-"blue-collar" industries. With the new HRIS system becoming operational the Company will be able to add additional clients without increasing its operational staff. The reorganization reduces the Company's heavy industry and "blue collar" client base allowing it to expand at a greater pace in other economic sectors which has been a stated goal of the Company. The targeted clients to which the Company is marketing its services have a greater capability to the more automated process integral to the new HRIS system. The reorganization also reduced the Company's reliance on outside equity funding.

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


Item 3.  CONTROLS AND PROCEDURES.

         As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2005.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Securities and Exchange Commission ("SEC") filed an action in Federal District Court asserting various violations of securities laws against the Company and its principal officer. The complaint alleges that Mr. Frank Custable "orchestrated" a "scheme" to illegally obtain stock from various companies, including the Company, through "scam Commission Form S-8 registration statements, forged stock authorization forms and at least one bogus attorney opinion letter arranged by Custable." The complaint alleges that, in connection with this alleged "scheme," the Company and its former CEO, David Calkins violated
         Section 17(a) of the Securities Act and Section 10(b) and Rule 10b-5 of the Exchange Act. The SEC asks that the Company and Calkins be permanently enjoined from future violations, ordered to pay disgorgement and civil penalties and Calkins be barred from continued service as an officer and director. As part of an ex parte proceeding, the District Court ordered the Company and Calkins to provide an accounting of their assets and the transactions that are the subject of the complaint. Pursuant to an agreement of the parties, an accounting of the transactions at issue was provided on June 30, 2004. The Company and Calkins answered the second amended complaint on March 23, 2005. On April 7, 2005, a federal grand jury in the Northern District of Illinois returned an indictment charging Custable and ten other individuals and entities (The Company was not indicted) with engaging in a fraudulent scheme based on the same allegations as the SEC's action. On April 21, 2005, the District Court stayed the SEC's civil action pending resolution of the criminal action.

                          PACEL CORP. AND SUBSIDIARIES

Item 6.  Exhibits


Exhibit No.        Description                                            Page
  3(i)             Articles of Incorporation                                *
  3(ii)            Amendments to Articles of Incorporation                  *
  4                Designation of Series "B" Convertible Preferred Stock    *
  31.1             Rule 13a-14(a)/15d-14(a) Certification                   *
  32.1             Section 1350 Certification                               *


*    Incorporation by reference from previous reports and filings.

Item 7.  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


Pacel Corp.


BY:      /s/ GARY MUSSELMAN
         -----------------------------------------
         Gary Musselman, President, Chief Executive Officer, and Chief Financial Officer

DATED:   August 19, 2005