Form 10QSB
period 2005-09-30
PACEL CORP
filed 2005-11-21
CIK 1044490

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 2005

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

As November 18, 2005 there were 18,783,825 shares of the Registrant's common stock outstanding.

                          PACEL CORP. AND SUBSIDIARIES


Part I.  FINANCIAL INFORMATION (unaudited)
Item 1.  Index to Consolidated Financial Statements
                  Consolidated Balance Sheets                           F - 2-3
                  Consolidated Statements of Operations                 F - 4
                  Consolidated Statements of Cash Flows                 F - 5-6
                  Notes to Consolidated Financial Statements            F - 7-10

Item 2.  Management's Discussion and Analysis of Financial
                  Results of Operations                                 3 - 8
Item 3.  Controls and Procedures                                        9

Part II. OTHER INFORMATION
Item 1.  Legal Proceedings                                              9

         Item 6.  Exhibits                                              10

                          PACEL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                           September 30,              December 31,
                                                                               2005                       2004
                                                                           -------------              -------------
                                                                            (Unaudited)                 (Audited)

                                     ASSETS
Current assets:
       Cash                                                                 $    334,794               $    117,052
       Client deposit and advance payments                                        47,123                    826,598
       Accounts receivable                                                         8,370                    230,469
       Accounts receivable-Unbilled                                              225,530                    310,845
       Accounts receivable - Allegro                                              93,964                         -0-
       Prepaid expenses                                                           98,102                    110,408
       Workers compensation insurance deposits                                    92,969                    139,089
       Restricted cash                                                           178,513                    913,009
                                                                           -------------              -------------

                Total current assets                                           1,079,365                  2,647,470
                                                                           -------------              -------------

Property and equipment, net of accumulated depreciation of
       $100,355 and $70,436, respectively                                        142,580                    147,831
                                                                           -------------              -------------

Other assets:
       Goodwill 465,423                                                        1,075,432
       Security deposits                                                          18,358                     15,182
                                                                           -------------              -------------

                Total other assets                                               483,781                  1,090,614
                                                                           -------------              -------------

                Total assets                                               $   1,705,726              $   3,885,915
                                                                           =============              =============














        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                           September 30,              December 31,
                                                                               2005                       2004
                                                                           -------------              -------------
                                                                            (Unaudited)                 (Audited)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Accounts payable                                                     $    381,978                  $ 242,210
       Payroll and payroll related liabilities                                 1,943,804                  2,511,224
       Accrued worksite employee payroll expense                                 192,228                    300,391
       Accrued expenses                                                        1,829,318                  1,330,456
       Assumed Liabilities                                                       493,133                    493,133
       Deferred Compensation-Director                                            200,818
       Client deposits and advance payments                                       47,123                    826,598
       Prepaid Payroll                                                                -0-                        -0-
       Short term payables                                                     1,558,525                  2,158,251
       Current Maturities of long term note                                       27,127                         -0-
                                                                           -------------              -------------

                Total current liabilities                                      6,674,054                  7,862,263
                                                                           -------------              -------------

Long-term liabilities:
       Notes Payable                                                             225,630                         -0-
                                                                           -------------              -------------

       Total long term liabilities                                               225,630                         -0-
                                                                           -------------              -------------

       Total liabilities                                                       6,899,684                  7,862,263
                                                                           -------------              -------------

Stockholders' equity (deficit):
       Preferred stock, .001 par value, no liquidation value,
                5,000,000 shares authorized, 1,000,000 shares
                of 1997 Class A convertible preferred stock issued                 1,000                      1,000
       Common stock, .001 par value, 10,000,000,000 shares
                authorized, 4,083,442 and 2
                shares issued respectively                                         4,083                         -0-
       Additional paid-in capital                                             24,715,404                 22,403,335
       Cumulative currency translation adjustment                                (18,720)                   (18,720)
       Accumulated deficit                                                   (29,895,725)               (26,361,963)
                                                                           -------------              -------------

                Total stockholders' (deficit)                                 (5,193,958)                (3,976,348)
                                                                           -------------              -------------

                Total liabilities and stockholders' deficit                $   1,705,726              $   3,885,915
                                                                           =============              =============

        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                     Nine months ended                  Three months ended
                                                                         September 30,                     September 30,
                                                                   2005             2004              2005             2004
                                                                   ----             ----              ----             ----

Revenue                                                     $    1,880,593    $    2,438,679     $      390,082    $      760,716
Cost of services                                                 1,389,574         1,985,856            211,835           691,678
                                                            --------------    --------------     --------------    --------------
       Gross profit                                                491,019           452,823            178,247            69,038

Operating costs and expenses:
       General and administrative                                2,038,878         1,707,206            538,444           627,588
       Sales and marketing                                         422,870           278,661             72,732           131,063
       Depreciation and amortization                                45,396            19,244             15,476             5,748
       Loss on impairment of goodwill                              131,950                -0-                -0-               -0-
                                                            --------------    --------------     --------------    --------------
             Total operating expenses                            2,639,094         2,005,111            626,652           764,399
                                                            --------------    --------------     --------------    --------------

       Operating Loss                                           (2,148,075)       (1,552,288)          (448,405)         (695,361)

Other expenses:
       Interest expense                                           (305,473          (153,044)           (72,763)          (46,864)
       Financing costs                                            (447,855)       (1,718,063)           (85,714)         (362,349)
                                                            --------------    --------------     --------------    --------------
             Total other expense                                  (753,328)       (1,871,107)          (158,477)         (409,213)

Net loss before discontinued operations                         (2,901,403)       (3,423,395)          (606,882)       (1,104,574)

Discontinued operations:
       Loss from discontinued operations of Asmara of
         Florida and Partners PEO of the Carolinas                 (31,708)         (283,503)                -0-         (124,197)
       Loss from sale of contracts to Allegro, Inc.               (600,652)               -0-           (11,699)               -0-
                                                            --------------    --------------     --------------    --------------
             Total loss on discontinued operations                (632,360)         (283,503)           (11,699)         (124,197)

Net loss                                                    $   (3,533,763)   $   (3,706,898)    $     (618,581)    $  (1,228,771)
                                                            ==============    ==============     ==============     ==============

Loss from discontinued operations per common
and common equivalent share:
       Basic                                                $       (0.008)   $     (141,752)    $        (0.00)    $    (124,197)
     Diluted                                                $       (0.008)   $     (141,752)    $        (0.00)    $    (124,197)


Loss from sale of contracts per common
and common equivalent share:
       Basic                                                $        (1.44)   $           -0-    $        (0.01)    $          -0-
       Diluted                                              $        (1.44)   $           -0-    $        (0.01)    $          -0-


Net loss per common and common equivalent share:
       Basic                                                $        (8.45)   $   (1,853,449)    $        (0.51)    $  (1,228,771)
       Diluted                                              $        (8.45)   $   (1,853,449)    $        (0.51)    $  (1,228,771)


Weighted average shares outstanding:
       Basic                                                       418,288                 1          1,224,719                 1
       Diluted                                                     418,288                 1          1,224,719                 1

        See accompanying notes to the consolidated financial statements.


                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                       Nine months ended
                                                                                         September 30,
                                                                                2005                      2004
                                                                           --------------             --------------
Cash flows from operating activities:
       Net loss                                                            $  (3,533,763)             $  (3,706,898)
Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
           Depreciation                                                           45,396                     19,244
           Embedded interest                                                     447,855
           Other non-cash items                                                   27,700                  1,908,063
           Loss on discontinued operations                                            -0-                        -0-
           Loss on sale of contracts                                             711,009
           Loss on impairment of goodwill                                        131,950                         -0-
           Changes in operating assets and liabilities:
               (Increase) decrease in assets:
                 Accounts receivable                                             222,099                     61,679
                 Accounts receivable-Unbilled                                    (85,315)                        -0-
                 Other receivables                                                    -0-                    82,902
                 Client deposits                                                 779,475
                 Insurance deposits                                               14,163                     31,835
                 Prepaid expenses                                                 31,062                   (121,251)
                 Security deposits                                                (1,926)                     1,243
               Increase (decrease) in liabilities:
                 Accounts payable                                                139,768                   (205,574)
                 Accrued expenses                                                498,862                     18,398
                 Deferred Compensation-Director                                  200,818                   (217,885)
                 Payroll and payroll related liabilities                        (573,540)                  (335,339)
                 Accrued work site employee payroll cost                        (108,164)                        -0-
                 Client Deposits and advance payments                           (779,474)                        -0-
                 Assumed liabilities                                                  -0-                  (623,248)
                 Sales and income taxes payable                                       -0-                    (2,532)
                                                                           --------------             --------------
                Net cash (used in) operating activities                       (1,832,023)                (3,089,363)
Cash flows from investing activities:
       Net purchases of property and equipment                                   (15,124)                  (169,542)
       Sale of Contracts                                                         110,356                         -0-
       Cash CD-Restricted                                                        734,496                   (907,727)
                                                                           --------------             --------------
                Net cash (used in) investing activities                          829,728                 (1,077,269)
Cash flows from financing activities:
           Repayments of notes payable                                           (19,242)                   (95,218)
           Issuance of notes payable                                                  -0-                    90,000
           Issuance of convertible notes payable                               1,245,000                  3,740,898
           Repayments of lines of credit                                          (5,721)                    (7,018)
           Repayments of capital lease                                                -0-                   (13,609)
                                                                           --------------             --------------
                Net cash provided by financing activities                       1,220,037                 3,715,053
                                                                           --------------             --------------

Net increase (decrease) in cash and cash equivalents                             217,742                   (451,579)

Cash and cash equivalents, beginning of period                                   117,052                    682,400
                                                                           --------------             --------------

Cash and cash equivalents, end of period                                   $     334,794              $      230,821
                                                                           ==============             ==============

        See accompanying notes to the consolidated financial statements.


                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                       Nine months ended
                                                                                         September 30,
                                                                                2005                      2004
                                                                           --------------             --------------

Supplemental disclosure of cash flow information: Cash paid during the years for:
       Interest                                                            $      15,091              $      27,335
       Income taxes                                                        $          -0-             $          -0-








































        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                               September 30, 2005

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

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                               September 30, 2005

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

Note 4.        Common Stock.

               In February, June and October 2005, the Company affected a one-for-one thousand reverse stock split restating the number of common shares of the Company at December 31, 2004 from 1,773,000,943 to 2. All references to average number of shares, shares outstanding and prices per share have been restated retroactively to reflect the split.

Note 5.        Stock Compensation.

               The Company issued stock to certain officers, key employees, and non-employee directors which consisted of Series "B" Preferred Stock (Series "B" Stock). The maximum number of shares of the Company's Series "B" Stock available for issuance was 1 million shares with a par value of $0.001. Each share of the Series "B" Stock is convertible to 50 shares of Common Stock without the payment of any additional consideration. Shares issued are compensation to the recipients.

               Effective June 30, the Company authorized and issued 1,000,000 shares of Series "B" Preferred Stock to officers and directors of the Company.

               The Company determined compensation costs based on the fair value at the grant date for its stock. The value of each share price was determined to be .0277 representing $27,700 in total compensation. The Company used the Black-Scholes option-pricing model.

               On June 30, the holders of the Series "B" Stock elected to convert all of their shares to 50,000,000 shares of Common Stock.

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

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                               September 30, 2005


Note 6.         Acquisitions.

                In January 2005, the Company, through its wholly-owned subsidiary The Resourcing Solutions Group, Inc., completed the acquisition of certain assets of Rossar HR LLC, a Pennsylvania limited liability company, which operated under the name "Your Staff Solutions". Rossar HR LLC is a Professional Employment Organization founded in 1987 which specializes in quality human resource management services for small to medium sized businesses. Consideration under such agreement did not contemplate any cash paid to the seller at closing, but calls for a Promissory Note of $272,000 to be paid in equal monthly installments over ten years. The Company recorded the acquisition as a purchase and recorded $52,000 of fees and $232,950 of goodwill in association with this acquisition. The Company acquired assets consisting of office equipment and prepaid expenses of $26,269 and assumed liabilities equal to $6,100. During the first quarter of 2005, the Company recorded an impairment of $131,950 reducing the value of goodwill to $101,000.

Note 7.         Contingent Liabilities.

                The Securities and Exchange Commission ("SEC") filed an action in Federal District Court asserting various violations of securities laws against the Company and its principal officer. The complaint alleges that Mr. Frank Custable "orchestrated" a "scheme" to illegally obtain stock from various companies, including the Company, through "scam Commission Form S-8 registration statements, forged stock authorization forms and at least one bogus attorney opinion letter arranged by Custable." The complaint alleges that, in connection with this alleged "scheme," the Company and its former CEO, David Calkins violated
                Section 17(a) of the Securities Act and Section 10(b) and Rule 10b-5 of the Exchange Act. The SEC asks that the Company and Calkins be permanently enjoined from future violations, ordered to pay disgorgement and civil penalties and Calkins be barred from continued service as an officer and director. As part of an ex parte proceeding, the District Court ordered the Company and Calkins to provide an accounting of their assets and the transactions that are the subject of the complaint. Pursuant to an agreement of the parties, an accounting of the transactions at issue was provided on September 30, 2004. The Company and Calkins answered the second amended complaint on March 23, 2005. On April 7, 2005, a federal grand jury in the Northern District of Illinois returned an indictment charging Custable and ten other individuals and entities (The Company was not indicted) with engaging in a fraudulent scheme based on the same allegations as the SEC's action. On April 21, 2005, the District Court stayed the SEC's civil action pending resolution of the criminal action.

                On or about September 9, 2005, an action was filed against the Company in the Supreme Court of New York, County of New York, Case No. 603823/05, Thomas Kelly; W. David Mc Coy; Richard T. Garrett Trust vs. Pacel Corp. The action alleges that the Company is in default in the payment of amounts owing on certain notes issued by the Company in March 2001 and subsequently converted to promissory notes. The action seeks compensatory damages in the amount of $312,000, plus interest and attorneys fees in an amount yet unspecified. The Company is carrying the $375,000 obligation as part of short term notes payable. Accrued interest has been accrued on the note since inception.

Note 8.         Client Deposit and advance payments.

                The Company had $47,123 in Client Deposits on September 30, 2005 related to amounts prepaid for 2005 services from a single client. The Company executed a letter agreement in conjunction with receipt of these funds that provides the funds be held in separate trust account by the Company and not commingled with any other general use funds of the Company. The Company draws down the pre-payment account as needed to fund the payment of payroll, deposit taxes, benefits, fees and other costs for this single client pursuant to the agreement. The funds are required to be held in a separate trust account and at the present time, the funds are commingled in our operating account which is a violation of the agreement.

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                               September 30, 2005

Note 9.         Short-Term Payables consists of:

                                                                  September 30,                December 31
                                                                       2005                        2004
                                                                       ----                        ----
                         Convertible Notes Payable               $   1,075,016               $     1,669,020
                         Other Notes Payable                           465,000                       465,000
                         Bank Line of Credit                            18,509                        24,231
                                                                  ---------------            ------------------
                         Total Short-Term Payables               $   1,558,525               $     2,158,251
                                                                 =============               ===============


Note 10.        Discontinued Operations.

                On May 15, 2005, The Resourcing Solutions Group, Inc. a subsidiary of the Company discontinued the operation of Asmara of Florida and Partners PEO of the Carolinas. The Company reported a loss from discontinued operations for the nine months ended September 30, 2005 and 2004 equal to $31,708 and $283,503 respectively. The consolidated financial statements have been reclassified, where applicable, to reflect the discontinued operations.

Note 11.        Disposition of Assets.

                On May 15, 2005, The Resourcing Solutions Group, Inc., a subsidiary of the Company, sold all the assets of Asmara of Florida, Partners PEO of the Carolinas, and Asmara Services II, Inc. to Allegro, Inc. for $110,356 and reported a loss of $600,652, of which $711,009 of goodwill was written off. The Company anticipates receiving $110,356 over the next 12 months as it's earned.

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

                      In July 2005, Mr. Calkins resigned as Chairman and Member of the Board of Directors. In September 2005 the Company renegotiated Mr. Calkins September 2004 agreement. The renegotiated contract is for a term of seven years. It provided that effective July 1, 2005 Mr. Calkins will remain as an employee in a non-officer, non-director position. His salary will be reduced to $168,700 per year and the Company will continue to make payments to his retirement plan as stipulated in his 2004 agreement. The Company is currently in violation of this agreement for not paying his retirement obligation. The Company has accrued the cost $200,818 as deferred compensation.

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

                In a further effort to bring the Company to profitability it evaluated its internal operating costs and evaluated each existing client to determine profitability. The Company determined that certain clients were not producing sufficient gross profit. In May 2005, the Company sold 16 contracts to Allegro, Inc. for $110,356. The Company recorded a receivable for $110,356 that will be collected over the next 12 months. The balance of this receivable at the quarter ended September 30, 2005, was $93,964.

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

                          PACEL CORP. AND SUBSIDIARIES

                The sale of the accounts and subsequent re-organization of the Company caused the gross profit of the Company to increase. The accounts sold were marginal in profit and the internal direct cost of sales was significantly higher on these accounts than on the accounts retained by the Company. The impact of the sale has caused the Gross Profit of the company to significantly increase.

Nine Months ended September 30, 2005 compared to the Nine Months ended September 30, 2004

                Revenue for the nine months ended September 30, 2005 was $1,880,593 compared to revenue of $2,438,679 for the nine months ended September 30, 2004. Revenues generated from the Rossar acquisition accounted for $427,428 of the increase offset by a decrease of $985,514 from the Company's existing clients.

                The company experienced a decrease in the number of work site employees it provided PEO services to during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The company generates its revenue from services relating to work site employees. This decrease in work site employees was primarily from large construction and heavy industrial clients that terminated PEO services with the company for reasons ranging from plant and company closings to clients bringing the services typically offered in a PEO relationship in-house. The PEO industry as a whole has found it more difficult to provide the PEO services to construction and heavy industrial clients because of its inability to obtain workers compensation insurance. The company has focused its sales and marketing effort to white collar and light industrial clients where workers compensation insurance is readily and economically accessible.

                Due to the significance of the amounts included in billings to the Company's clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the nine months ended September 30, 2005 and September 30, 2004.

                                                                       Nine months ended          Nine months ended
                                                                         September 30,              September 30,

                                                                             2005                       2004
                                                                       -----------------          -----------------
                                                                          (Unaudited)                (Unaudited)
                Reconciliation of billings to revenue recognized:
                Gross billings to clients                               $     13,750,435           $     16,075,979
                Less - Gross wages billed to clients                         (11,869,842)               (13,637,300)
                                                                       -----------------          -----------------
                Total revenue as reported                               $      1,880,593           $      2,438,679
                                                                        ================           ================

                Cost of services for the nine months ended September 30, 2005 was $1,389,574 compared to cost of services of $1,985,856 for the nine months ended September 30, 2004 and is related directly to the delivery of services to its PEO clients. This decrease is directly related to the decrease in revenue as well as decreased unrecoverable costs associated with accounts no longer serviced by the Company. Additionally, the Company received a rebate of Worker's Compensation premiums from its existing carrier reducing Worker's Compensation expenses in the third quarter.

                General & administrative expenses, including salaries and wages, was $2,038,878 for the nine months ended September 30, 2005, compared to $1,707,206 in the corresponding period of 2004. The increase was attributed to additional expenditures used to support the existing operations along with the cost to integrate the acquired RossarHR operation as well as increased legal expenses incurred by the Company.

                Sales and marketing expense was $422,870 for the nine months ended September 30, 2005, compared to $278,661 in the corresponding period of 2004. The increase was attributed to the company's continued transformation of its sales and marketing function that began in the second quarter of 2004. Many of the

                                        4
                          PACEL CORP. AND SUBSIDIARIES



                expenses incurred were one-time costs or contracts for specific periods of time. Sales and marketing expenses decreased in the third quarter as these costs have been met and the sales and marketing function shifts to a commission based system.

                Depreciation and amortization expense was $45,396 for the nine months ended September 30, 2005, compared to $19,244 for the corresponding period of 2004. This increase was from the Human Resource Information System and various other office equipment placed in service in the third and fourth quarter of 2004.

                Interest expense is interest paid and accrued on the Convertible Notes, unpaid payroll taxes, notes payable, and bank financing. Interest expense was $305,473 for the nine months ended September 30, 2005 compared to $153,044 for the same period of 2004. The increase is primarily attributable to the continued use of financing for working capital as well as the Company not being able to convert Convertible Notes to equity in a timely manner.

                Financing costs for the nine months ended September 30, 2005 was $447,855 compared to finance expense of $1,718,063 for the nine months ended September 30, 2004. The decrease was the result of reduced funding. The Company recorded embedded interest in conjunction with the issuance of convertible debentures during the period.

Three Months ended September 30, 2005 compared to the Three Months ended September 30, 2004

                Revenue for the quarter ended September 30, 2005 was $390,082 compared to revenue of $760,716 for the quarter ended September 30, 2004. Revenues generated from the Rossar acquisition accounted for $158,569 of the increase offset by a decrease of $529,203 from the Company's existing clients.

                The company experienced a decrease in the number of work site employees it provided PEO services to during the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. The company generates its revenue from services relating to work site employees. This decrease in work site employees was primarily from large construction and heavy industrial clients that terminated PEO services with the company for reasons ranging from plant and company closings to clients bringing the services typically offered in a PEO relationship in-house. The PEO industry as a whole has found it more difficult to provide the PEO services to construction and heavy industrial clients because of its inability to obtain workers compensation insurance. The company has focused its sales and marketing effort to white collar and light industrial clients where workers compensation insurance is readily and economically accessible.

                Due to the significance of the amounts included in billings to the Company's clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the quarters ended September 30, 2005 and September 30, 2004.

                                                                          Three months ended       Three months ended
                                                                            September 30,             September 30,
                                                                                2005                     2004
                                                                          ---------------           ---------------
                                                                            (Unaudited)               (Unaudited)
                Reconciliation of billings to revenue recognized:
                Gross billings to clients                                 $    2,775,663            $    5,231,529
                Less - Gross wages billed to clients                          (2,385,581)                4,470,814
                                                                          ---------------           ---------------
                Total revenue as reported                                 $      390,082            $      760,716
                                                                          ===============           ===============

                          PACEL CORP. AND SUBSIDIARIES

                Cost of services for the three months ended September 30, 2005 was $211,835 compared to cost of services of $691,678 for the three months ended September 30, 2004 and is related directly to the delivery of services to its PEO clients. This decrease is directly related to the decrease in revenue as well as decreased unrecoverable costs associated with accounts no longer serviced by the Company. Additionally, the Company received a rebate of Worker's Compensation premiums from its existing carrier reducing Worker's Compensation expenses in the third quarter.

                General & administrative expenses, including salaries and wages, was $538,444 for the three months ended September 30, 2005, compared to $627,588 in the corresponding period of 2004. The decrease in expenses is related to the re-organization of the Company and the complete integration of the RossarHr operations into existing operations.

                Sales and marketing expense was $72,732 for the three months ended September 30, 2005, compared to $131,063 in the corresponding period of 2004. The decrease was attributed to the company's continued transformation of its sales and marketing function that began in the second quarter of 2004. The decrease in expenses in the third quarter results from the completion of planned fixed expenses and the expiration of marketing contracts.

                Depreciation and amortization expense was $15,476 for the three months ended September 30, 2005, compared to $5,748 for the corresponding period of 2004. This increase was from the Human Resource Information System and various other office equipment placed in service in the third and fourth quarter of 2004.

                Interest expense is interest paid and accrued on the Convertible Notes, unpaid payroll taxes, notes payable, and bank financing. Interest expense was $72,763 for the three months ended September 30, 2005 compared to $46,864 for the same period of 2004. The increase is primarily attributable to the carrying costs of unpaid liabilities and Convertible Notes.

                Financing cost for the three months ended September 30, 2005 was $85,714 compared to finance expense of $362,349 for the three months ended September 30, 2004. The decrease was the result of reduced funding. The Company recorded embedded interest in conjunction with the issuance of convertible debentures during the period.

LIQUIDITY AND CAPITAL RESOURCES:

                Cash and cash equivalents at September 30, 2005 was $334,794 compared to $117,052 at December 31, 2004. The Companies use of cash from operation was $1,832,023 and $3,089,363 for the nine months ended September 30, 2005 and September 30, 2004, respectively. The net loss of $3,533,763 was offset by $1,363,912 of non-cash items, the reductions in accounts receivable and payroll and payroll related liabilities, and the increases in accounts payable and accrued expenses.

                Net cash provided by investing activities for the nine months ended September 30, 2005 was $829,728 compared to the net cash used in investing activities of $1,077,269 for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, the cash provided by investment activities was from the redemption of two certificate of Deposits, the sales of customer contract, offset by the purchase of fixed assets.

                          PACEL CORP. AND SUBSIDIARIES

                Net cash provided by financing activities in the nine months ended September 30, 2005 was $1,220,036 compared to $3,715,053 in the corresponding period ended September 30, 2004. The cash provided during both periods is primarily related to the Company's execution and utilization of its equity-based lines of credit.

                In August 2003, the Company entered into an equity line of credit for $10,000,000 from Compass Capital Inc., Kentan Ltd, Reef Holding Ltd, The Escrow Corp, and T&B Associates, Inc. Borrowing from this equity line allows the repayment by issuing shares of the Company's stock at a discount rate of up to 50%. The line is being used to fund acquisitions and shortfalls in working capital. During the nine months ended September 30, 2005, the Company drew down $1,245,000 and issued 4,932,466,322 unrestricted shares of the Company's .001 par common stock, before adjusting such shares to reflect the effects of reverse stock splits occurring subsequent to issuance. After giving effect to the one-for-one thousand reverse split on February 28, 2005 and June 20, 2005, 4,933,434,250 shares were issued in conjunction with this equity line. The balance remaining on this equity line of credit at October 31, 2005 was $1,699,102. The lenders are not obligated to fund the remaining balance on this equity line of credit and may discontinue funding the Company at any time without any further obligation.

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


Item 3.  CONTROLS AND PROCEDURES.

                As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2005.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

                On or about September 9, 2005, an action was filed against the Company in the Supreme Court of New York, County of New York, Case No. 603823/05, Thomas Kelly; W. David Mc Coy; Richard T. Garrett Trust vs. Pacel Corp. The action alleges that the Company is in default in the payment of amounts owing on certain convertible debentures issued by the Company in March 2001 and subsequently converted to promissory notes. The action seeks compensatory damages in the amount of $312,000, plus interest and attorneys fees in an amount yet unspecified.

                Reference is made to the Company's previous reports on Form 10-QSB in which the Company disclosed the action filed by the Securities and Exchange Commission against the Company's former officers and directors and the April 7, 2005 grand jury proceedings in the Northern District of Illinois and the subsequent court stay of the Commission's civil action pending the resolution of the criminal proceedings arising from the actions of the grand jury.

Item 3.    Defaults upon Senior Securities

                The Company is in default in the payment of the principle amount and accrued interest on certain convertible debentures issued in March 2001 in the aggregate principle amount of $250,000. The amounts in default exceed 5% of the Company's total assets as of the date of this report.

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


Pacel Corp.


BY:             /S/GARY MUSSELMAN
                --------------------------------------------------
                Gary Musselman, President, Chief Executive Officer, and Chief Financial Officer

DATED:          November 18, 2005