Form 10KSB
period 2005-12-31
PACEL CORP
filed 2006-04-13
CIK 1044490

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

|X| Annual report under Section 13 or 13(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2005

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________  to  ___________________.

Commission File Number:    000-29459

                                Pacel Corporation
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

            NEVADA                                              54-1712558
-------------------------------                           ----------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                           Identification Number)

       7621 Little Ave  Suite 101
       Charlotte, North Carolina                                 28226
----------------------------------------                  ----------------------
(Address of principal executive offices)                       (Zip Code)

Issuers telephone number:  (704) 643-0676

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                                   Name of each exchange
                                                      on which registered
   None                                                     N/A
-----------------------------                         --------------------------

Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE .001 PER SHARE
       ------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporate by reference in Part III f this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for the fiscal year ended December 31, 2005 was $2,240,843

As of April 13, 2006, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant computed by reference to the average bid and asked price of such common equity on that date was $ 9,970,541. As of April 13, 2006, the issuer had 9,970,540,904 outstanding shares of common stock.

Transitional small business format Yes [ _ ] No [ X ]




TABLE OF CONTENT


Part I

Item 1.   Description of Business                                          1-9
Item 2.   Description of Property                                           10
Item 3.   Legal Proceedings                                                 10
Item 4.   Submission of Matters to a Vote of Security Holders               10

Part II
Item 5.   Market for the Common Equity and Related Stockholder Matters
          and Small Business Issuer Purchases of Equity Securities          10
Item 6.   Management's Discussion and Analysis of Financial Conditions
          And Results of Operations                                        12-17
Item 7.   Financial Statements and Supplementary Data                       17
Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                              17
Item 8A.  Controls and Procedures                                           17
Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act                 18
Item 10.  Management Remuneration and Transactions                          19
Item 11.  Security Ownership of Certain Beneficial Owners and Management    20
Item 12.  Certain Relationships and Related Transactions                    20
Item 13.  Exhibits                                                          21
Item 14.  Principal Accountant Fees and Services                            22

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

The Company began its entry into the HRO market through the 2003 acquisition of two Professional Employer Organizations ("PEO") located in North Carolina and Texas. The Company is focusing its efforts on the PEO and Administrative Services Organization ("ASO") sectors of the HRO industry, providing human capital management solutions to small and medium sized business clients within the United States. Evaluation of organic growth strategies combined with continued scrutiny and examination of potential acquisition candidates continues in order to secure the Company's position as a leader within the industry. Though the Company remains exclusively focused on the PEO and ASO markets at this time, it sees its entry into these markets as an opportunity to tap into the lucrative small business BPO market and intends to compliment its PEO and ASO activities with additional services such as information technology services, business consulting and financial services at a still undetermined future time. In 2005, the Company continues its focus on its PEO and ASO business model, evaluating, completing and integrating planned acquisitions, developing leading vendor relationships and establishing itself as an industry leader. To further improve services by the Company to its clients a major investment in upgrading technology occurred during 2004. The Company implemented new systems that integrate Human Resource, payroll, benefits and workers' compensation administration. The advent of this system permits to Company to effectively market to larger clients.

Through its PEO and ASO business unit, the Company markets to its clients, typically small to medium sized businesses with between five (5) and one thousand (1,000) employees, a broad range of products and services that provide an outsourced solution for the client's Human Resources ("HR") needs. Industry estimates indicate that this "middle market" opportunity encompasses approximately 100,000 small to medium-sized businesses employing over 40 million people. Another benefit of the industry is that the target market is not restricted as to industry, sector or size. Virtually every company has human resources needs and almost all can benefit from some level of outsourcing. Smaller firms appreciate the professional expertise and pooled resources brought by a PEO or ASO while the potential for economies of scale created by outsourcing the heavily transaction-intensive HR function make a compelling economic argument. The Company's service offerings include payroll services, benefits administration, governmental compliance, risk management, unemployment administration, and health, welfare and retirement plan benefits. Although the Company maintains successful relationships with its existing vendors in the mid-Atlantic area of the United States, it continues negotiations with several national vendors in these areas in order to effectively and competitively provide such services to a broad range of clients on a national scale.

By allowing the management of these small to medium sized business clients to focus on the "business of business" rather than the complicated and time consuming administrative tasks of managing human capital issues, the Company, in delivering its services, should be well positioned to improve the efficiency of its clients' businesses, enhancing their ability to be profitable in their chosen marketplace. Additionally, such initiatives as improving their ability to attract and retain talent, improving the planning and management of payroll cash flows and managing employment risks should enhance the success of the Company's clients.

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

The Company charges its clients a service fee that is designed to yield a profit to the Company and cover the cost of certain employment-related taxes, workers' compensation insurance coverage and administrative and field services provided by the Company to the client. The component of the service fee related to administration varies according to the size of the client, the amount and frequency of payroll payments, whether a PEO or an ASO arrangement and the method of delivery for such payments. In a PEO relationship, the component of the service fee related to workers' compensation and unemployment insurance is based, in part, on the client's historical claims experience. In addition, the client may choose to offer certain health, welfare and retirement benefits to its worksite employees. In addition to the service fee and costs of selected benefit plans, billings to each client also include the wages and other employment-related taxes of each worksite employee. The billings are invoiced at the time of each periodic payroll delivered to the client.

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

The Company further believes that many small to mid-sized businesses recognize the need to manage employee data and information in a single coordinated basis. During 2004, the Company invested in a "state-of the art" Human Resource Information System with an integrated payroll system as a mechanism to address this need by the business community. Utilization of the Company's systems allow small to mid-sized businesses to offer capabilities previously associated with only larger businesses. This system became fully functional in 2005.

Another factor affecting the HRO industry has been the increasing recognition and acceptance by regulatory authorities of PEOs and the co-employer relationship that exists when a client contract with a PEO for services reflected in the development of licensing or registration requirements at the state level. The National Association of Professional Employer Organizations ("NAPEO"), of which the Company is a member, has worked, along with industry leaders, with the relevant government entities for the establishment of a regulatory framework that would clarify the roles and obligations of the PEO and the client in the co-employer relationship. This framework generally imposes financial responsibility on the PEO in order to promote the increased acceptance and further development of the industry.

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

Since the late 1990's, due to changes in the workers' compensation and group health insurance markets, many PEOs have encountered significant difficulties in obtaining workers' compensation and group health benefit insurance policies. Many PEOs have exited the industry due to the lack of available workers' compensation and group health benefit insurance programs or due to their inability to provide the financing security required by insurance companies in order to obtain such coverage. The Company views this continued pressure on the market as an opportunity, providing potentially viable acquisition targets to further support its business development strategy. The Company also views this continued pressure as an opportunity to expand its Administrative Services.

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

The ASO sector of the industry is equally fragmented. The primary competition is from small payroll processors and very large companies who are payroll processors. The Company believes there is a large gap in the middle of this arena allowing for the possibility of growth.

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

State Regulation

While many states do not explicitly regulate PEOs, twenty-six states, including several states where the Company has operations (Texas, Maine, Pennsylvania and West Virginia) have passed laws that have licensing, registration or other compliance requirements for PEOs. Several additional states are considering such regulation. Regulations vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. The Company holds licenses, is registered or otherwise compliant in the states in which it currently has operations. Whether or not a state has licensing, registration or other compliance requirements, the Company faces a number of other state and local regulations that could impact its operations.

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

v) possible adverse application of certain federal and state laws and the possible enactment of unfavorable laws or regulations; vi) litigation and other claims against the Company and its clients, including the impact of such claims on the cost, availability and retention of the Company's insurance coverage programs;
vii) impact of competition from existing and new businesses offering human resources outsourcing services;
viii) risks associated with expansion into additional markets where the Company does not have a presence or significant market penetration;
ix) risks associated with the Company's dependence on key vendors and the ability to obtain or renew benefit contracts and general insurance policies at rates and with retention amounts acceptable to the Company;
x) an unfavorable determination by the Internal Revenue Service or Department of Labor regarding the status of the Company as an "employer";
xi) the possibility of client attrition due to price competition or the Company's decision to increase the price of its services, including medical benefits;
xii) risks associated with geographic market concentration; xiii) the financial condition of clients;
xiv) the effect of economic conditions in the United States generally on the Company's business;
xv) the failure to properly manage growth and successfully integrate acquired companies and operations;
xvi)     risks associated with providing new service offerings to clients;
xvii) the ability to secure outside financing at rates acceptable to the Company;
xviii) risks associated with third party claims related to the acts, errors or omissions of the worksite employees; and
xix)     other  factors  which are  described  in further  detail in this Annual
         Report on Form 10-KSB and in other filings by the Company with the Securities and Exchange Commission.

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

In March 2006, the Company completed the purchase the stock of World Wide Personnel of Maine, Inc and United Personnel Services, Inc. The effective date of the purchases was April 1, 2006 and March 7, 2006 respectively. The Company issues 500,000 share of Series "C" Convertible Preferred shares to the sole stockholder for United Personnel Services, Inc. and World Wide Personnel
Services of Maine, Inc. Both companies are licensed Professional Employer Organizations operating in the state of Maine. United Personnel was formed in 1999 and World Wide Personnel of Maine, Inc was formed in 1987. Both companies offer full service human resource management services for small and mid-sized businesses. Combined these acquisitions increase the Company's work site employees by approximately 600.

Employees

As of April 11, 2006 Pacel Corp. employed 13 persons on a full time basis. Pacel Corp. supplements fulltime employees with subcontractors and part-time individuals, consistent with workload requirements. The Company's continued success depends heavily upon its ability to retain highly qualified and competent personnel.

Compliance with Environmental Laws

Company operations do not pollute nor involve discharge of material into the environment. As a result, no expenditure is budgeted or required for environment protection or restoration. Pacel is concerned about protecting the environment and participates in recycling programs.

ITEM 2.   DESCRIPTION OF PROPERTY

In February 2005, the Company relocated its executive offices to 7621 Little Ave, Suite 101, Charlotte, North Carolina, 28226. The Company has a full service lease until July 31, 2010. The Company's telephone number is (704) 643-0676 and its facsimile number is (704) 643-0678. The Company is also a party to leases for four "key-man" office spaces located in Coraopolis, Pennsylvania, Winchester, VA, Auburn, ME, and Irving, Texas.

ITEM 3.   LEGAL PROCEEDINGS

On or about September 9, 2005, an action was filed against the Company in the Supreme Court of New York, County of New York, Case No. 603823/05, Thomas Kelly;
W. David Mc Coy; Richard T. Garrett Trust vs. Pacel Corp. The action alleges that the Company is in default in the payment of amounts owing on certain convertible debentures issued by the Company in March 2001 and subsequently converted to term notes. The action seeks compensatory damages in the amount of $312,000, plus interest and attorneys fees in an amount yet unspecified.

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

On April 7, 2005, grand jury proceedings in the Northern District of Illinois indicted several individuals, but not the Company. Subsequently, the court stayed the Commission's civil action pending the resolution of the criminal proceedings arising from the actions of the grand jury.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period covered by this report.

PART II

ITEM 5.   MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company is traded on over-the-counter Electronic Bulletin Board under the symbol "PCCE." On December 31, 2005 there were 210 holders of record of our common stock. As many such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following tables set forth the high and low sales price per share of our common stock, for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

The "high" and "low" bid quotations for the Company's Common Stock for each quarterly period for the fiscal years ended December 31, 2004 and December 31, 2005 were as follows:

Calendar Quarter     High Bid Price        Low Bid Price

    2004
    First              0.4800                 0.03100
    Second             0.0380                 0.00200
    Third              0.0240                 0.00020
    Fourth             0.0050                 0.00020

    2005
    First              0.0200                 0.00010
    Second             0.3500                 0.00010
    Third              0.2400                 0.00010
    Fourth             0.0080                 0.00010

The previous table takes into account all reverse splits occurring in fiscal years ending December 31, 2004 and December 31, 2005.

The Company has paid no cash dividends since its inception. The Company currently plans to retain any future earnings for use in its business and does not intend to pay cash dividends in the foreseeable future. Holders of the

Common stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available therefore.

Recent Sales of Unregistered Securities

In the fiscal year ended December 31, 2005, the Company utilized its $10,000,000 equity line of credit from Compass Capital Inc., Kentan Ltd, and Reef Holding Ltd. Borrowing from this equity line allows the repayment by issuing shares of the Company's stock at a discount rate of up to 50% off the closing bid stock price. The equity line is being used to fund acquisitions and shortfalls in working capital. During the year ended December 31, 2005, the Company drew down $1,645,000 and issued 18,551,973,987 unrestricted shares of the Company's no par common stock, before adjusting such shares to reflect the effects of any stock splits occurring subsequent to issuance. These shares were issued pursuant to
Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida who specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.

From January 1, 2006 until March 31, 2006, in connection the exercise of conversion rights by the holders of certain of the registrant's convertible debentures ("Debentures"), the registrant issued an aggregate of 10,770,539,904 shares of its common stock, before adjusting such shares to reflect the effects of any stock splits occurring subsequent to issuance. After giving effect to the one-for-one thousand reverse split on January 27, 2006, such shares were be restated as 9,970,540,904 shares.

The Debentures provided that the principal amount and accrued interest were convertible, at the option of the holders of the Debentures, into the registrant's common stock at a price per share equal to 30% to 40%, depending on the terms of a specific Debenture, of the closing bid price of the registrant's common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to the notice of conversion.

The common stock was issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state courts in Nevada, Florida and Illinois, who determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.

As of the date of this report, there 9,970,540,904 shares of the registrant's common stock issued and outstanding.

Option Grants

There are no option grants outstanding.

Issuances of Stock for Services or in Satisfaction of Obligations

There were no issuances of stock for services or in satisfaction of obligations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this annual report. Historical results are not necessarily indicative of trends in operating results for any future period.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue for the year ended December 31, 2005 was $2,240,843 compared to revenue of $3,400,271 for the year ended December 31, 2004. The difference is attributed to a decision of the Company to sell under performing and unprofitable contracts. The Company generates it revenue from services relating to work site employees. During 2005, the Company intentionally decreased the number of work site employees (WSE) it provided PEO services to. This decrease resulted in a higher Gross profit in 2005. For the year ending December 31, 2005, the Gross profit was $551,502compared to $519,195 for the year ending December 31, 2004. The Company has been heavily marketing its services and Human Resources
Information Systems to national chains, white-collar, and light industrial clients. The Company anticipates higher gross profit and additional revenue from services it provides to its clients.

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

Revenues, which exclude the payroll cost component of billings, are recognized ratably over the payroll period as worksite employees perform their service at the client's worksite. We include revenues that have been recognized but not invoiced in unbilled accounts receivable on our Consolidated Balance Sheets.

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

Payroll taxes consist of the employer's portion of Social Security and Medicare taxes under FICA, federal unemployment taxes, state unemployment taxes and workers' compensation premiums. Payroll taxes are generally paid as a percentage of payroll cost. The federal tax rates are defined by federal regulations. State unemployment tax rates are subject to claim histories and vary from state to state.

Due to the significance of the amounts included in billings to the Company's clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the year ended December 31, 2005 and December 31, 2004.

                                                                 Year ended          Year ended
                                                                December 31,        December 31,
                                                                    2005               2004
                                                              -----------------   -----------------
Reconciliation of billings to revenue recognized:

                Billings to clients                           $     17,047,529    $     26,384,025
                Less - Gross wages billed to clients               (14,778,592)        (22,386,503)
                                                              -----------------   -----------------

                Revenue from PEO services                     $      2,268,937    $      3,997,522
                Adjustment for Discontinued operations                 (28,094)           (597,251)
                Other miscellaneous revenue                                 -0-                 -0-
                                                              -----------------   -----------------


                Total revenue as reported                     $      2,240,843    $      3,400,271
                                                              =================   =================

                Employer portion of Social Security
                And Medicare taxes                            $        986,668    $      1,862,842
                State and Federal Unemployment taxes                   247,957             561,200
                Workers' Compensation Premiums                         424,429             867,786
                                                                                                 -
                Adjustment for discontinued operations                 (22,330)           (469,029)
                Other Misc.  Expense                                    52,617              58,277
                                                              -----------------   -----------------

                Total Cost of Sales                                  1,689,341           2,881,076
                                                              -----------------   -----------------

                Gross Profit                                  $        551,502    $        519,195
                                                              =================   =================

Cost of services for the year ended December 31, 2005 decreased approximately $1,192,000 to $1,689,343 compared to cost of services of $2,881,076 for the year ended December 31, 2004 and is related directly to the delivery of services to its PEO clients. This decrease is the result of eliminating under performing and unprofitable contracts in May 2005.

General & administrative expenses, including salaries and wages, increased to $2,523,325 for the year ended December 31, 2005, compared to $2,436,201 in the corresponding period of 2004. Integration expenses associated with the Rossar acquisition contributed to higher expenses through May 2005. A company wide reorganization in May 2005 resulted in a significant reduction in General and Administrative expenses in the remaining 7 months of 2005.

Sales and Marketing expenses increased to $470,090 for the year ended December 31, 2005, compared to $421,068 in the corresponding period of 2004. During 2004 the Company redesigned its marketing material and Web site as well as engaged Lincoln Consulting Group to revamp the Company`s sales and marketing. Lincoln concluded its contract during the second quarter of 2005. During the third and fourth quarters of 2005 the Company concentrated sales efforts on target markets identified in the sales and marketing studies. The Company was designated a preferred provider in a large state association and has begun actively marketing to its members. Revenue is expected to be generated from this activity during 2006.

Depreciation expenses increased to $62,595 for the year ended December 31, 2005 compared to $53,734 for the corresponding period of 2004. Such increase is related to the Company's acquisition of its Human Resource Information System and other technology equipment used for its operations.

Interest expense is interest paid and accrued on the Convertible Notes, unpaid payroll taxes, Notes payable, bank financing, and capital leases. Interest expense amounted to $373,287 for the year ended December 31, 2005 compared to $402,564 for the same period of 2004.

Finance expense for the year ended December 31, 2005 decreased approximately $1,312,000 to $619,286 compared to finance expense of $1,930,761 for the year ended December 31, 2004. The decrease was the result of reduced funding requirements for administrative and operational needs. The Company recorded embedded interest in conjunction with the issuance of convertible debentures during the period assuming conversion of such debt was available on an immediate basis and has incurred fees associated with accessing its lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at December 31, 2005 increased to $251,595 from $117,052 at December 31, 2004. Net cash used for operating activities was $2,878,597 during the year ended December 31, 2005 compared to $4,150,530 in the corresponding period of 2004. The cash used in operating activities is attributable the net loss of $4,410,043 decreases in accrued worksite employee costs, offset by a decrease in billed and unbilled accounts receivable, insurance deposits, and prepaid expenses, payroll related liabilities and accrued employee costs, an increase in account payable and accrued expense.

Net cash provided by investing activities for the year ended December 31, 2005 was $66,379. The cash provided from investing activities is attributable to redemption of restricted cash used to secure Letters of Credit for PEO licenses and tenant build out, offset by the purchase of computer equipment and loss on the sale of contracts.

Net cash provided by financing activities in the year ended December 31, 2005 was $1,610,675 compared to $4,602,402 in the corresponding period ended December 31, 2004. The cash provided during both periods is directly related to the Company's execution and utilization of three equity-based lines of credit. We have decreased our borrowing against our credit lines.

In May 2005, The Resourcing Solutions Group, Inc. sold 16 client administrative service contracts to Allegro, Inc. in Columbia, South Carolina. The Company sold all of its North Carolina, South Carolina and Florida service contracts. The Company could no longer service these contracts and make a profit. The company sold these contracts for $59,358 according to the terms of the contact and received $16,392. The Company has a receivable of $66,008 which includes the remaining payment on the sale and reimbursed insurance costs. The Company wrote off $711,009 of goodwill and recorded a loss on the sale of $651,651.

In connection with the sale of these contract the Company recognized a loss from discontinued operations of $31,707 and $373,631 at December 31, 2005 and 2004 respectively.

In August 2003, the Company entered into an equity line of credit for $10,000,000 from Compass Capital Inc., Kentan Ltd, Reef Holding Ltd, and a $10,000,000.00 line of credit with T&B Associates, Inc. which was transferred to the Escrow Corporation in May 2005. Borrowing from this equity line allows the repayment by issuing shares of the Company's stock at a discount rate of up to 50%. The line is being used to fund acquisitions and shortfalls in working capital. During the year ended December 31, 2005, the Company drew down $1,645,000 and converted $2,710,673 of old and new convertible debentures in to 4,430,223 unrestricted shares of the Company's no par common stock, after adjusting for all stock splits occurring subsequent to issuance. The balance remaining on these equity lines of credit at March 31, 2006 was $949,102. The lenders are not obligated to fund the remaining balance on this equity line of credit and may discontinue funding the Company at any time without any further obligation.

In January 2005, the Company entered into a five year employment contract with Marcia Sartori. Compensation includes an annual base salary of $85,000 and an incentive bonus plan based on the EBITDA (earnings before interest, tax, depreciation and amortization). The agreement also includes severance payments upon termination of employment. Ms. Sartori will hold the title of Vice President of Operations.

In July 2005 the Company renegotiated David E. Calkins' September 2004, employment agreement. The new employment agreement is for five years, has an annual salary of $138,012 and requires the company to continue to fund the Variable Flexible Premium Universal Life Policy and to pay legal expenses for actions which occurred while Mr. Calkins was an officer of the Company. Mr. Calkins is no longer an Officer or Director of the Company.

In July 2005, the Company entered into a ten year employment contract with F. Kay Calkins. Compensation will include an annual base salary of $240,000.00, of which $60,000 is deferred income, an incentive bonus plan based on the EBITDA (earnings before interest, tax, depreciation and amortization). The agreement includes severance payments upon termination of employment. In March 2006, the Company completed the purchase the stock of World Wide Personnel of Maine, Inc and United Personnel Services, Inc. The effective date of the purchase was April 1, 2006 and March 7, 2006 respectively. The Company issued 500,000 shares of Series "C" Convertible Preferred shares to the sole stockholder of United Personnel Services, Inc. and World Wide Personnel Services of Maine, Inc. The Series "C" Preferred Stock, in the aggregate, shall be convertible, at the option of the holder, into such number of shares of Common Stock as shall be equal to $500,000 based on the closing bid price of the Common Stock as quoted on the OTC Bulletin Board on the date of conversion. No Conversion can occur for a period of twelve months from the date of issuance of the Series "C" stock. Both companies are licensed Professional Employer Organizations operating in the state of Maine. United Personnel was formed in 1999 and World Wide Personnel of Maine, Inc was formed in 1987. Both companies offer full service human resource management services for small and mid-sized businesses. Combined these acquisitions increase the Company's work site employees by approximately 600.

The Company's cash requirements for funding its administrative and operating needs continue to greatly exceed its cash flow generated from operations. Such shortfalls and other capital needs continue to be satisfied through equity financing and convertible notes payable, until additional funds can be generated through acquisitions and organic business growth. The liabilities of the Company consist of over-extended accounts payable, payroll taxes, and interest expense. As part of its goal to bring the Company to profitability and less reliant on equity financing for ongoing operations, the Company has developed an aggressive marketing strategy as well as an investment to significantly upgrade its HRIS (Human Resource Information System) capabilities to service its current and prospective clients. The Company has engaged Thinkware Corporation to implement its new HRIS system. This system will provide the Company with "state-of-the-art" human resource data necessary to service the growing needs of small to mid-size clients as well as automate the Company's internal processes. The HRIS system was fully operational at January 1, 2005. As part of its efforts to reduce the need for equity funding, the Company has identified new revenue sources in the forth quarter of 2005. The Company has developed new relationships with benefit providers which reduce the Company's administrative burden while sharing in revenue generated from the sale of these products.

A strategic analysis of the overall Human Resource Outsourcing market occurred in 2004 with the goal of developing a comprehensive market study that focused the Company on the areas in which the Company could achieve success in penetrating. As a result of this study, the Company identified a major segment of the overall business community that had unique human resource and employer liability risks. At the request of a national trade association within the business segment the Company was asked to develop a plan to address three major areas of concern - workers' compensation insurance, employee retention and employee benefits. The Company entered into a Memorandum of Understanding with the trade association in February 2005 that recognized the Company as the sponsored organization to which association members should engage to address the areas of concern. As a result of the emphasis placed on the major market segment identified in the 2004 comprehensive market study, the Company was selected in November 2005 as a preferred provider for a large state trade association. The Company created a comprehensive program to address the issues and expanded the program to the much broader economic sector. The Company believes revenue will be generated from this program during late second quarter 2006. The Company will generate revenue from multiple vertical markets.

The market analysis concluded that separating the Company's overall products into multiple offerings would achieve greater success in penetrating larger and more diverse prospects. The Company implemented the strategy in the 4th quarter of 2004 and achieved significant results during 2005. In May 2005, the Company reorganized and eliminated under performing and unprofitable contracts. Re-engineered sales and marketing programs became functional in the 4th quarter of 2005. These efforts have resulted in an increased in sales.

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

In February, June, October 2005 and January 2006, the Company affected a one-for-one thousand reverse stock split restating the number of common shares at December 31, 2004 from 1,773,000,943 to 1. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reporting, within the time periods specified in the Securities and Exchange Commission's rules and7 forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

a) Set forth below are the names, age, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                      Age       Position(s) with Company
---------------------     ----      --------------------------------------------
F. Kay Calkins             47       Chairman of the Board, Secretary, Director
Gary A. Musselman          50       President and Chief Executive Officer, Chief
                                    Financial Officer, Director

All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve upon request of the Board of Directors. The officers and directors will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

Business Experience

F. Kay Calkins, Chairman, Secretary, Director

F. Kay Calkins currently serves as Chairman, Secretary and Director of the Company. Prior to the fourth quarter of 2003, she served as President of EBStor.com, Inc. ("EBStor"), an Internet and web development company, until that operation ceased activities in the fourth quarter of 2003. In her capacity as President, Ms. Calkins was responsible for oversight of all operations of the Company. Ms. Calkins is experienced in the management of technology companies and utilized that experience in the start-up and growth of EBStor. Prior to her position with EBStor, Ms. Calkins was Vice President and Chief Operating Officer of PACEL Corp., where she oversaw the day-to-day operations of the Company and managed the development and deployment of software systems. Ms. Calkins has over fifteen years of experience in technology-related companies. Before accepting the positions with PACEL Ms. Calkins was President of CMC Services, a marketing and consulting firm based in Virginia. Ms. Calkins resides in Virginia.

Family Relationships:

F. Kay Calkins and David E. Calkins are husband and wife.

Gary A. Musselman

Mr. Musselman was elected as President and Chief Executive Officer and Chief Financial Officer of the Company in April 2004. Prior to joining Pacel Corp., Mr. Musselman served as the Chief Financial Officer of Grace Global, LLC, an international media company operating within the Untied Stated and three foreign locations. Mr. Musselman was responsible for due diligence for several companies being considered for acquisition as well as overseeing the integration of companies that were acquired. From 2000 to 2002, Mr. Musselman was the managing Partner for Stratford Financial Resources, LLC, a business development consulting firm specializing in commercial finance, human resources and mergers and acquisitions. From 1993 to 2000, Mr. Musselman founded and was the Chief Executive Officer of ECS Financial Management Services, LLC, a financial management company specializing in accounts receivable management. Mr. Musselman resides in North Carolina.

Code of Ethics

Effective March 22, 2005, the Board of Directors adopted a Code of Ethics for Senior Financial Officers. The Code of Ethics was adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission there under. A copy of the Code of Ethics will be made available upon request at no charge. Requests should be directed in writing to the Company at7621 Little Ave. Suite 101, Charlotte, NC 28226.

ITEM 10. MANAGEMENT REMUNERATION AND TRANSACTIONS

Executive Compensation
                                            Annual        Annual    Annual             LT Comp         LT
                                            Comp          Comp      Comp               Rest            Comp           LTIP
Name and Post                     Year      Salary        Bonus     Other              Stock           Options        Payouts
-------------                     ----      -------       ------    -------            -------         -------        -------
David E. Calkins,                 2003      127,497 [1]        0    120,609 [1],[5]          0               0              0

Former Chairman of the Board      2004      240,049 [1]        0    379,370 [1],[5]          0               0              0

                                  2005      225,628 [1]    8,310    328,715 [5],[9]


F. Kay Calkins                    2003            0            0          0                  0               0              0
Chairman of the Board             2004            0            0          0                  0               0              0
                                  2005      113,077 [2]   28,310      1,357 [5]

Gary A. Musselman,                2003            0            0          0
President and CEO, CFO            2004      118,255 [3]   15,000     40,999 [6]              0               0              0
                                  2005      174,724 [3]    8,310     41,836 [6]

Marcia Sartori                    2003            0            0          0
Vice President & COO              2004            0            0          0
                                  2005       85,981 [4]    7,770      8,394 [5]

William R. Bellamy                2003       77,499 [7]   10,840      4,469 [5]
Former President and CEO          2004       54,879 [7]        0      2,384 [5]
                                  2005            0            0          0

Timothy L. Maness                 2003       77,499 [8]   10,840      4,469 [5]
Former CFO                        2004       54,879 [8]        0      2,384 [5]
                                  2005            0            0          0


[1] - Mr. Calkins is currently compensated at an annual salary of $138,000. In addition to his regular salary, Mr. Calkins also received other compensation of $116,667 (2003)and $184,408 (2004) in payment of prior years' salaries that had been previously accrued on the books of the Company and not paid.
[2] - Mrs. Calkins became the Chairman of the Board on July 1, 2005 and is currently compensated at an annual salary of $240,000 of which $30,000 was deferred in 2005.
[3] - Mr. Musselman became an employee of the Company on April 7, 2004 and is currently compensated at an annual salary of $168,000.
[4] - Mrs. Sartori became an employee of the Company on January 1, 2005 and is currently compensated at an annual salary of $85,000.
[5] - Other annual compensation includes payments made on behalf on employees for health, life and dental benefits and a variable flexible premium universal life policy.

[6] - Other annual compensation includes payments made on behalf on employees for health, life and dental benefits, wages paid to Mr. Musselman's spouse as an employee of the Company, as well as payments made for services performed by a company owned by Mrs. Musselman.
[7] - Mr. Bellamy became an employee of the Company on April 26, 2003 in conjunction with the acquisition of substantially all the assets of Asmara, Inc. On December 22, 2003, Mr. Bellamy was elected as President & CEO of the
 Company. Mr. Bellamy was terminated in April 2004.
[8] - Mr. Maness became an employee of the Company on April 26, 2003 in conjunction with the acquisition of substantially all assets of Asmara, Inc. On December 22, 2003, Mr. Manes was elected as Chief Financial Officer of the Company. Mr. Maness resigned in April 2004.
[9] - Other compensation includes $127,066 paid in legal fees on a matter which arose while Mr. Calkins was an Officer and Director of the Company

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's Common Stock as of December 31, 2005, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. To the knowledge of the Company, each shareholder listed below possesses sole voting and investment power with respect to the shares indicated.

TITLE OF         NAME AND ADDRESS OF                   AMOUNT AND NATURE OF         PERCENT
CLASS            BENEFICIAL OWNER                      BENEFICIAL OWNERSHIP         OF CLASS
------------     -----------------------------------   --------------------------   ---------------
Common Stock     Gary Musselman                                -15-                  less than 1%
                 7621 Little Ave Suite 101
                 Charlotte, NC 28226

Common Stock     David Calkins                                  21                   less than 1%
                 7621 Little Ave Suite 101
                 Charlotte, NC 28226

Common Stock     Marcia Sartori                                  5                   less than 1%
                 7621 Little Ave Suite 101
                 Charlotte, NC 28226

                 F. Kay Calkins                                 21                   less than 1%
Common Stock     7621 Little Ave Suite 101
                 Charlotte, NC 28226

------------     ------------------------------------  --------------------------   ---------------
Common Stock     All Executive Officers and Directors           62                   less than 1%
                 as a Group ( 4 persons)
------------     ------------------------------------  --------------------------   ---------------


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 2005, the Company renegotiated the September 2004 employment contract with David E. Calkins. The new employment agreement is for five years, has an annual salary of $138,012 and requires the company to continue to fund the Variable Flexible Premium Universal Life Policy and to pay legal expenses for actions which occurred while Mr. Calkins was an officer of the Company. Mr. Calkins is no longer an Officer or Director of the Company. In July 2005, the Company entered into a ten year employment contract with F. Kay Calkins. Compensation will include an annual base salary of $240,000 of which $60,000 is deferred, an incentive bonus plan based on the EBITDA (earnings before interest, tax, depreciation and amortization). The agreement includes severance payments upon termination of employment. December 31, 2005 Mrs. Calkins was given a $20,000 bonus for reducing the Companies need to rely on equity financing.

During 2005, the Company paid to Stratford Financial Resources, LLC, a company owned by Catherine Musselman, wife of Gary Musselman $15,990 for services rendered to the Company. These services were related to maintaining corporate licenses for the Company's PEO and insurance business as well as integrating the sales function with various insurance providers.

In December 2005, the Company entered into a contract with Stratford Financial Resources, LLC to provide sales services to the Company. Ms. Musselman is a licensed insurance agent in all states where the Company operates. Ms. Musselman, through her company, will be selling human resource services of the Company and selling insurance benefits to clients. Ms. Musselman's company will be compensated on commission only basis for the sale of the Company's services.

In May 2005, David Calkins engaged the law firm of Hinshaw and Culbert to defend himself in an action which occurred while Mr. Calkins was an Office and Director of the Company. The employment contract between Mr. Calkins and the Company requires the Company to pay such legal bills. Through December 31, 2005 the Company has paid or incurred $127,066 in fees to Hinshaw and Culbert.

ITEM 13. EXHIBITS


EXHIBIT NO.             DESCRIPTION
-----------             -----------
                  *     Plan of Reorganization

2.1               *     Articles and Agreement of Merger dated January 17, 2005

                  *     Articles of Incorporation and By-Laws

3(i)              *     Articles of Incorporation dated March 13, 2003

3(ii)             *     Certificate of Amendment dated January 18,2005

3(iii)            *     Bylaws

10.1              *     Share Exchange and Plan of Reorganization dated March 7,
                        2006 regarding the aquisition of United Personnel
                        Services, Inc.

10.2              *     Share Exchange and Plan of Reorganization dated March
                        23, 2006 regarding the aquisition of Worldwide Personnel
                        Services of Maine, Inc.

21                      Subsidiaries

                        CERTIFICATIONS

31                      Rule 15d-14(a) certification of Gary Musselman

32                      Section 1350 certification of Gary Musselman

* Incorporated herein by reference from filings previously made by the Company

ITEM 14.  Principal Accountant Fees and Services:

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2005 and December 31, 2004 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statement, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                                    December 31,
                                               2005              2004
                                          --------------    --------------
          (i) Audit Fees                  $       81,000    $       87,600
          (ii) Audit Related Fees                    -0-               -0-
          (iii) Tax Fees                           2,500             6,500
          (iv) All Other Fees                        -0-               -0-
                                          --------------    --------------

          Total Fees                      $       83,500    $       94,100
                                          ==============    ==============

AUDIT FEES. Consist of Fees billed for professional services rendered for the audit of Pacel Corp's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Peter C. Cosmas Co. CPAs in connection with statutory and regulatory filings or engagements.
AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Pacel Corp's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2005 or 2004.
TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice, and tax planning.
ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2005 or 2004.

INDEX TO FINANCIAL STATEMENTS
-----------------------------

Auditor's Report.............................................................F-2

Balance Sheets as of December 31, 2005 and 2004..............................F-3

Statement of Operations for the years ended December 31, 2005 and 2004.......F-5

Statement of Changes in Stockholder's Equity for the years ended
December 31, 2005 and 2004...................................................F-6

Statement of Cash Flows for the years ended December 31, 2005 and 2004.......F-7

Notes to Financial Statements................................................F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


         To The Board of Directors and Shareholders of
         Pacel Corp.

         We have audited the accompanying consolidated balance sheets of Pacel Corp. and its subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacel Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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



Peter C. Cosmas Co., CPAs

370 Lexington Ave.
New York, NY 10017
March 29, 2006

                          PACEL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                               December 31,        December 31,
                                                                  2005                2004
                                                             ----------------    ----------------

                                     ASSETS
Current assets:
       Cash                                                  $        251,595    $        117,052
       Client deposits and advance payments                               -0-             826,598
       Accounts receivable                                             15,384             230,469
       Accounts receivable-Unbilled                                   169,749             310,845
       Prepaid expenses                                                69,372             110,408
       Workers compensation insurance deposits                         26,240             139,089
       Restricted Cash                                                179,855             913,009
                                                             ----------------    ----------------

                Total current assets                                  712,195           2,647,470
                                                             ----------------    ----------------

Property and equipment, net of accumulated depreciation of
       $133,031 and $70,436 respectively                              125,380             147,831
                                                             ----------------    ----------------

Other assets:
       Other receivables                                               65,127                 -0-
       Retirement Plan - Director                                     162,230             154,772
       Goodwill 368,200                                             1,075,432
       Security deposits                                               11,152              15,182
                                                             ----------------    ----------------

                Total other assets                                    606,709           1,245,386
                                                             ----------------    ----------------

                Total assets                                 $      1,444,284    $      4,040,687
                                                             ================    ================

















        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                               December 31,        December 31,
                                                                  2005                2004
                                                             ----------------    ----------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Accounts payable                                      $       336,497     $       242,210
       Payroll and payroll related liabilities                     1,955,231           2,511,224
       Accrued work site employee payroll expenses                   163,626             300,391
       Accrued expenses                                            1,857,454           1,330,456
       Assumed liabilities                                           493,133             493,133
       Client deposits and advance payments                              -0-             826,598
       Short term payables                                         1,081,359           2,158,251
       Current maturities of long term note                           27,127                 -0-
                                                             ----------------    ----------------

                Total current liabilities                          5,914,427           7,862,263

Long-term liabilities:
       Notes payable - Non Current portion                           218,926                 -0-
       Deferred Compensation-Director Payable                        335,233             154,772
                                                             ----------------    ----------------

                Total long-term liabilities                          554,159             154,772
                                                             ----------------    ----------------

                Total liabilities                                  6,468,586           8,017,035

Stockholders' equity (deficit):
       Preferred stock, .001 par value, no liquidation value,
                5,000,000 shares authorized, 1,000,000 shares
                of 1997 Class A convertible preferred stock            1,000               1,000
       Common stock, .001 par value, 10,000,000,000 shares
                 authorized, 4,430,273 and 1 shares
                 issued respectively                                   4,430                 -0-
       Additional paid-in capital                                 25,760,994          22,403,335
       Cumulative currency translation adjustment                    (18,720)            (18,720)
       Accumulated deficit                                       (30,772,006)        (26,361,963)
                                                             ----------------    ----------------

                Total stockholders' (deficit)                     (5,024,302)         (3,976,348)
                                                             ----------------    ----------------

                Total liabilities and stockholders' deficit  $     1,444,284     $     4,040,687
                                                             ================    ================





        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                                                            Year ended
                                                                                            December 31,
                                                                                      2005               2004
                                                                                -----------------  -----------------
Revenue                                                                         $      2,240,843   $      3,400,271
Cost of sales                                                                          1,689,341          2,881,076
                                                                                -----------------  -----------------
       Gross profit                                                                      551,502            519,195

Operating costs and expenses:
       General and Administrative                                                      2,523,756          2,436,201
       Sales and Marketing                                                               470,090            421,068
       Depreciation and amortization                                                      62,595             53,734
       Loss on impairment of goodwill                                                    229,173                -0-
                                                                                -----------------  -----------------
Total operating expenses                                                               3,285,614          2,911,003

       Operating Loss                                                                 (2,734,112)        (2,391,808)

Other Expenses:
       Interest expense                                                                 (373,287)          (402,564)
       Financing costs                                                                  (619,286)        (1,930,761)
                                                                                -----------------  -----------------
                Total other expenses                                                    (992,573)        (2,333,325)

Discontinued operations:
       Loss on discontinued (Sale of Contracts)                                          (31,707)          (373,631)
       Loss on sale of contracts to Allegro, Inc.                                       (651,651)               -0-
                                                                                -----------------  -----------------
                Total Loss on discontinued operations                                   (683,358)          (373,631)

Net Loss                                                                        $     (4,410,043)  $     (5,098,764)
                                                                                =================  =================


Loss from Discontinued operations per common and common equivalent share:
       Basic                                                                    $          (1.69)  $       (373,631)
       Diluted                                                                  $          (1.69)  $       (373,631)

Net loss per common and common equivalent share:
       Basic                                                                    $         (10.87)  $     (5,098,764)
Diluted                                                                         $         (10.87)  $     (5,098,764)

Weighted average shares outstanding:
       Basic                                                                             405,553                  1
       Diluted                                                                           405,553                  1




        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
               Consolidated Statements of Stockholders' (Deficit)
               For the Two Years Ended December 31, 2004 and 2005

                                                                            Additional                   Currency       Total
                                   Preferred Stock        Common Stock    Paid-in-capital                Translation  Stockholders
                                 Shares     Amount     Shares    Amount       Amount       (Deficit)     Adjustment     Equity
                               ----------- -------- ----------- ---------- ------------- --------------- ----------- --------------
Balance, December 31, 2003      1,000,000   $1,000           1   $      0   $17,385,697   $(21,263,199)   $(18,720)   $(3,895,222)
                               =========== ======== =========== ========== ============= =============== =========== ==============


Subscription Receivable                                                         125,000                                   125,000
Issuance of common stock, in
connection with convertible
notes payable                                                0          0        90,000                                    90,000
Issuance of common stock,
  in connection with Section
  3(a)(10) filings                                           0          0     2,871,877                                 2,871,877
Embedded interest in
  connection with convertible
  debt issued under Section
  3(a)(10) filings                                           0          0     1,930,761                                 1,930,761
Net loss                                                                                   ($5,098,764)                (5,098,764)
                               ----------- -------- ----------- ---------- ------------- --------------- ----------- --------------

Balance, December 31, 2004      1,000,000   $1,000           1   $      0   $22,403,335   $(26,361,963)   $(18,720)   $(3,976,348)
                               =========== ======== =========== ========== ============= =============== =========== ==============

Issuance of common stock, in
to Senior Managers, Officers
and Directors                                               50          0        27,700                                    27,700
Issuance of common stock,
  in connection with Section
  3(a)(10) filings                                   4,430,222      4,430     2,710,673                                 2,715,103
Embedded interest in
  connection with convertible
  debt issued under Section

  3(a)(10) filings                                           -          -       619,286                                   619,286

Net loss                                                                                  $ (4,410,043)                (4,410,043)
                               ----------- -------- ----------- ---------- ------------- --------------- ----------- --------------

Balance, December 31, 2005      1,000,000   $1,000   4,430,273   $  4,430   $25,760,994   $(30,772,006)   $(18,720)   $(5,024,302)
                               =========== ======== =========== ========== ============= =============== =========== ==============


(1) - Shares are restated to reflect a one-for-one thousand reverse stock split in February 2005, June 2005, October 2005 and January 2006.




        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                        Year ended
                                                                                       December 31,
                                                                             2005                       2004
                                                                      -------------------        -------------------
Cash flows from operating activities:
       Net loss                                                        $      (4,410,043)         $      (5,098,764)
Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
                Depreciation                                                      62,595                     53,734
                Financing costs (Embedded interest)                              619,286                  1,930,761
                Stock based compensation                                          27,700                     90,000
                Loss on impairment of Goodwill                                   229,173                        -0-
                    Loss on Sale of contracts                                    651,651                        -0-
           Accounts receivable                                                   215,085                   (160,085)
           Accounts receivable-Unbilled                                          141,096                   (310,845)
           Other receivables                                                     (22,161)                     7,901
       Insurance deposits                                                        112,849                     (6,237)
           Prepaid expenses                                                       61,525                    (66,082)
           Security deposits                                                       5,280                     (5,816)

           Accounts payable                                                       88,167                   (207,216)
           Accrued expenses                                                      526,998                    279,541
           Accrued expenses-Director                                                 -0-                   (251,583)
           Payroll and payroll related liabilities                              (555,993)                   (80,450)
           Accrued work site employee payroll costs                             (136,765)                   300,391
           Assumed liabilities                                                       -0-                   (623,248)
           Deferred Compensation - Director                                      173,003                        -0-
           Income taxes payable                                                      -0-                     (2,532)
                                                                      -------------------        -------------------
                Net cash (used in) operating activities                       (2,210,554)                (4,150,530)

Cash flows from investing activities:
       Net purchases of property and equipment                                   (15,124)                  (104,211)
          Sale of Contracts                                                       16,392                        -0-
       Cash CD-Restricted                                                        733,154                   (913,009)
                                                                      -------------------        -------------------
                Net cash provided (used in) investing activities                 734,422                 (1,017,220)

Cash flows from financing activities:
       Repayments of notes payable                                               (25,947)                  (123,000)
       Issuance of notes payable                                                     -0-                     90,000
       Issuance of convertible notes payable                                   1,645,000                  4,540,898
       Receipts of stock subscription receivables                                    -0-                    125,000
       Repayments from lines of credit                                            (8,378)                    (9,669)
       Repayment of capital leases                                                   -0-                    (20,827)
                                                                      -------------------        -------------------
                Net cash provided by financing activities                      1,610,675                  4,602,402

Net increase (decrease) in cash and cash equivalents                             134,543                   (565,348)
Cash and cash equivalents, beginning of period                                   117,052                    682,400
                                                                      -------------------        -------------------
Cash and cash equivalents, end of period                               $         251,595          $         117,052
                                                                      ===================        ===================


        See accompanying notes to the consolidated financial statements.

Supplemental disclosure of cash flow information:
       Cash paid for interest                                          $          11,798          $          46,690
                                                                      ===================        ===================






















































        See accompanying notes to the consolidated financial statements.

                           PACEL CORP. AND SUBSIDARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

1.   Summary of Significant Accounting Policies:

     A. Nature of the business. PACEL Corp. (the "Company") was incorporated on May 3, 1994 under the laws of the State of Virginia. Effective January 25, 2005, by written consent of the shareholders holding a majority of the voting power of the Company as disclosed in the Company's Information Statement filed with the Securities and Exchange Commission approved (a) an amendment to the Company's Articles of Incorporation to increase the authorized common stock to 10 billion shares; (b) a change of corporate domicile from Virginia to Nevada; (c) the election of Gary Musselman to the board of directors. In September 2002, the Company announced its intention to enter the Professional Employer Organization
         (PEO) industry. In December 2002, the Company formed a wholly owned subsidiary, The Resourcing Solutions Group Inc. (TRSG) for the purpose of acquiring and running the PEO companies. On December 10, 2002, the Company issued a one time stock dividend of one share of "TRSG" (an OTC Non- Reporting company symbol - RSGS) for each share of record of Pacel Corp. stock on December 10, 2002. The Company issued 493,511,735 shares of Resourcing Solutions Group no par value common stock representing approximately 25% of the total shares issued. In October 2004, The Resourcing Solutions Group, Inc. effected a one-for one thousand reverse split. After giving effect for the one-for-one thousand reverse stock split, the Company now owns 1,506,963 shares. The subsidiary operated at a loss during the years ended December 31, 2005 and 2004. The minority 25% share of the loss for the years ended December 31, 2005 and 2004 were $151,623 and $76,080 respectively and is reflected in the statement of operations. See Note 6 Short term borrowing for possible material dilution of the Company's interest in TRSG. The Company has no recourse to collect the receivable from these losses.

     B. Principles of consolidation. The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation.

     C. Basis of Financial Statement Presentation. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated significant losses; however, it is unable to predict profitability for the future. These factors indicate that the Company's continuation, as a going concern is dependent upon its ability to obtain adequate financing as well as implement its sales and marketing strategy. The Company plans to address the going concern by obtaining equity financing and to grow the Company with profitable sales both organically and through acquisitions. Management believes successfully executing these tasks will lead to the removal of the going concern comment from our audited financials.

     D. Cash and cash equivalents. Cash equivalents consist of liquid investments, with a maturity of three months or less at the time of purchase. Cash equivalents are stated at cost, which approximate market value.

     E. Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of 24 to 36 months are used for computer equipment and related software, five years for office equipment, furniture, and fixtures. Depreciation and amortization of leasehold improvements is computed using the shorter of the remaining lease term or five years. Maintenance and repairs are charged against income and betterments are capitalized.

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

         During 2005, the Company paid $ 424,429 in Workers' Compensation premiums and paid $1,234,625 in Payroll taxes (Federal, State and Local). The amount paid in Workers' Compensation premiums and taxes is included in the Cost of Goods Sold.

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

     J. Impairment of long-lived Assets. The Company to reviews the recoverability of the carrying amounts of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset might not be recoverable. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of discounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

     K. Fair Value Disclosures. The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value because of the immediate or short-term maturity of these financial instruments.

     L. Stock Options In December 2004, the Financial Accounting Standards Board ("FASB") issued the revised SFAS No. 123, Share-Based, share-Based payment (SFAS no. 123R). SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB no. 25. SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date to be estimated using either using an option-pricing model, which is consistent with the terms of the award or a market observed price, if such a price exists. The resulting cost must be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123R must be adopted no later than periods beginning after December 15, 2005. The Company expects the adoption of SFAS 123R will not have a material impact on its net income and earnings per share.

2.   Acquisitions/Dispositions

         On January 1, 2005, The Resourcing Solutions Group, Inc. acquired substantially all the assets of Rossar HR LLC. The acquisition was accounted for as a purchase. The Company assumed certain debts and lease obligations of Rossar HR, LLC and issued a note payable of $272,000 and executed an employment contract with the former owner of Rossar HR, LLC. Consideration under the agreement consists of compensation amounting to $85,000 and bonuses based on business unit performance. The balance of the note at December 31, 2005 was $246,054. The Company recorded $232,950 in Goodwill in conjunction with this acquisition. During the second quarter of 2005, the Company recorded an impairment of $131,950 reducing the value of Goodwill to $101,000.

         In May 2005, The Resourcing Solutions Group, Inc. sold 16 client administrative service contracts to Allegro, Inc. in Columbia, South Carolina. The Company sold all of its North Carolina, South Carolina and Florida service contracts. The Company could no longer service these contracts and make a profit. The company sold these contracts for $59,358 according to the terms of the contact and received $16,392. The Company has a receivable of $66,008 which includes the remaining payment on the sale and reimbursed insurance costs. The Company wrote off $711,009 of goodwill and recorded a loss on the sale of $651,651.

         In connection with the sale of these contracts the Company recognized a loss from discontinued operations of $31,707 and $373,631 at December 31, 2005 and 2004 respectively.

3.   Accounts Receivable

         The Company's accounts receivable is primarily composed of trade receivables and unbilled receivables. The Company's trade receivables, which represent outstanding billings to clients, are reported net of allowance for doubtful accounts of $0 and $533 as of December 31, 2005 and 2004, respectively. The Company establishes an allowance for doubtful accounts based on management's assessment of the collectibility of specific accounts and by making a general provision for other potentially uncollectible amounts.

         The Company makes an accrual at the end of each accounting period for its obligations associated with the earned but unpaid wages of its worksite employees and for the unbilled revenue associated with such wages. These accruals are included in accrued work site employee payroll expenses and Accounts receivable unbilled, however, these amounts are presented net in the Consolidated Statements of Operations. The Company generally requires that clients pay invoices for service fees no later than one day prior to the applicable payroll date. As such, the Company generally does not require collateral. Customer prepayments directly attributable to unbilled accounts receivable have been netted against such receivables as the billings have been earned and the payroll cost has been incurred, thus the Company has the legal right of offset for these amounts. As of December 31, 2005 and 2004, unbilled accounts receivable consisted of the following:

                                                           December 31,
                                                        2005          2004
                                                    ------------  ------------
         Accrued worksite employees payroll cost     $  163,626    $  300,391
         Unbilled revenue                                 6,123        10,454
                                                    ------------  ------------
         Unbilled accounts receivable                $  169,749    $  310,845
                                                    ------------  ------------


4.   Property and Equipment:

         Property and equipment consist of the following:

                                                           December 31,
                                                        2005          2004
                                                    ------------  ------------

            Computers and office Equipment           $  258,411    $  218,267
            Less accumulated depreciation               133,031        70,436
                                                    ------------  ------------
                                                     $  125,380    $  147,831
                                                    ============  ============


5.   Short term Borrowings Consists of:

                                                           December 31,
                                                        2005          2004
                                                    ------------  ------------
                       Note payable bank             $   15,852    $   24,230
                       Notes Payable-Other              465,000       465,000
                       Convertible notes payable        600,507     1,669,021
                       Capital lease                        -0-           -0-
                                                    ------------  ------------

                       Total Short-term borrowings   $1,081,359    $2,158,251
                                                    ============  ============

         The Company borrowed $50,000 from the bank in the form of 5 year term note due February 20, 2007 at an interest rate of 8.5%. The balance at December 31, 2005 and 2004 was $15,852 and $24,230 respectively.

         In January 2002, the Company issued three short term notes payable totaling $375,000 and are included in Notes Payable Other, the notes bear an interest rate of 9% per annum. At December 31, 2004, the Company was in default under the terms of these note agreements. The Company considers these notes as short term borrowings. On or about September 9, 2005, an action was filed against the Company in the Supreme Court of New York, County of New York, The action alleges that the Company is in default in the payment of amounts owing on these notes issued by the Company in March 2001.. The action seeks compensatory damages in the amount of $312,000, plus interest and attorneys fees in an amount yet unspecified.

         In January 2004, the Company  issued a $90,000  short-term  note.  This note is payable upon demand and is included in notes payable other.

         In August 2003, the Company entered into an equity line of credit for $10,000,000 from Compass Capital Inc., Kentan Ltd, Reef Holding Ltd, and a $10,000,000.00 line of credit with T&B Associates, Inc. which was transferred to the Escrow Corporation in May 2005. Borrowing from this equity line allows the repayment by issuing shares of the Company's stock at a discount rate of up to 50%. The line is being used to fund acquisitions and shortfalls in working capital. During the year ended December 31, 2005, the Company drew down $1,645,000 and converted $2,710,673 of old and new convertible debentures in to 4,430,223 unrestricted shares of the Company's no par common stock, after adjusting for all stock splits occurring subsequent to issuance. The balance remaining on these equity lines of credit at March 31, 2006 was $949,102. The lenders are not obligated to fund the remaining balance on this equity line of credit and may discontinue funding the Company at any time without any further obligation.

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

         The balance of these convertible notes at December 31, 2005 and 2004 was $600,507 and $1,669,021 respectively.

6.   Assumed Liabilities

         As part of the asset purchase agreement of Asmara Inc. in April 2003, the Company assumed certain debts attributed to the President and CEO who was the sole shareholder of Asmara Inc. These debts were previously classified as Notes Payable to Officers. Upon the dismissal of the
         President and CEO, these debts were reclassified as Assumed Liabilities. The balances at the years ended December 31, 2005 and 2004 was $493,133.

7.   Long Term Liabilities

     A.  Retirement Plan-Director

         During the first quarter of 2004, the Company entered into a Variable Flexible Premium Universal Life policy naming David E. Calkins, the Chairman of the Company, as the insured. The Company is the owner of the policy while David E. Calkins and his spouse are the beneficiaries of the policy. The insurance policy carries a face value of $3,100,000. The account value of the insurance policy can be invested in various investment accounts as directed by the Company. The policy calls for the Company to make monthly payments of $18,333 for five years. Upon age 70, David E. Calkins will be eligible to withdraw the assets of the policy over a 15 year period. During the twelve months ended December 31, 2005, the Company recorded $220,000 in General and Administrative expense. The Company has recorded the value of the assets $162,230 and a liabilities of $151,772 and $213,461 totaling $335,223 as deferred compensation, for the surrender charge on the policy as well as the unpaid premiums.

8.   Income Taxes

         At inception, the Company adopted SFAS No. 109, Accounting for income taxes. Under the provision of SFAS No. 109, the Company elected not to restate prior years due to immateriality.

         At this time, the Company does not believe it can reliably predict profitability for the long-term. Accordingly, the deferred tax asset applicable to 2005 and 2004 operation has been reduced in its entirety by the valuation allowance.

         As a result of the operating losses for the years ended December 31, 2005 and 1992-2004, the Company has available to offset future taxable income a net operating loss of approximately $18 Million expiring in 2006-2019.

         The components of this provision (credit) for income taxes from continuing operations is as follow:

                                               2005                  2004
                                          ---------------       ---------------
         Deferred
         Federal                          $             -       $             -

         Current
         Federal                          $             -       $             -
         State                            $             -       $             -
                                          ---------------       ---------------
                                          $             -       $             -
                                          ---------------       ---------------

         Difference between the tax provision computed using the statutory federal income tax rate ant the effective income tax rate on the operations is as follow:

                                                  2005                 2004
                                             -------------        --------------
         Federal
            Statutory rate                    $(1,288,875)          $(1,220,331)
            Research tax credits                      -0-                   -0-

            Tax benefit not provided
            Due to valuation allowance        $ 1,288,875          $ 1, 220,331
                                             -------------        --------------
                                              $       -0-          $        -0-
                                             =============        ==============

         Components of the Company's deferred tax assets and liabilities are as follow:

                                                                                December 31,
                                                                           2005             2004
                                                                      --------------   --------------
         Deferred tax assets:
            Tax benefit related to net operating loss carry forward
            And research tax credit                                    $  7,154,601     $  5,865,744
                                                                      --------------   --------------
            Total deferred tax assets                                  $  7,154,601     $  5,865,744

            Valuation allowance for
            Deferred tax assets                                        $  7,154,601     $  5,865,744
                                                                      --------------   --------------

            Net deferred tax assets                                    $        -0-     $        -0-
                                                                      ==============   ==============

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

         Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options. Share and per-common share data for all periods presented reflect the effect of all reverses.

         The weighted  average  number of shares used to compute basic  earnings
         (loss) per share was 405,552,988 and 233,817 at December 31,2005 and 2004 respectively.

10.  Commitments and Contingencies:

     A.  Operating Leases

         Future annual minimum lease payments under all non-cancelable operating leases as of December 31, 2005 are as follows:

            2006                              $ 146,473
            2007                                141,691
            2008                                152,902
            2009                                122,583
            2010 & thereafter                   116,222
                                             -----------
            Total Minimum Lease Payments      $ 679,871
                                             ===========

         Rent expense for December 31, 2005 and 2004 was $129,228 and $117,738 respectively.


     B.  Legal

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

         On April 7, 2005 grand jury proceedings in the Northern District of Illinois indicted several individuals, but not the Company. Subsequently, the court stayed the Commission's civil action pending the resolution of the criminal proceedings arising from the actions of the grand jury.

         On or about September 9, 2005, an action was filed against the Company in the Supreme Court of New York, County of New York, The action alleges that the Company is in default in the payment of amounts owing on certain convertible debentures issued by the Company in March 2001 and subsequently converted to term notes. The action seeks compensatory damages in the amount of $312,000, plus interest and attorneys fees in an amount yet unspecified. The Company is carrying these notes in short term notes payable of $375,000. The Company has recognized the obligation but, due to limited cash flows are unable pay the outstanding balance.

11.  Goodwill and other Intangible Assets

         The Company recorded an impairment of $229,173 related to goodwill in the Company's PEO business. $131,950 was related to the Rossar acquisition in 2005 and $97,223 is related to the 2003 Benecorp Business acquisition. The fair value of the PEO business was determined using discounted cash flows and market value of clients if sold. Current Goodwill is $368,200 of which $267,200 is attributable to the purchase of Benecorp Business Services, Inc. and $101,000 is attributable to the purchase of Rossar, HR, LLC.

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

         In January 2005, by written consent of a majority of stockholders, the Company changed its corporate domicile from Virginia to Nevada. Due to Nevada requirements, the Company's preferred stock par value changed from no par value to .001 par value. As a result of this change, preferred stock for the years ended December 31, 2005 and 2004 was $11,320 to $1,000.

     B.  Common Stock:

         The authorized  common stock of the Company consists of  10,000,000,000 shares of no par value common stock at December 31, 2005 and 2,000,000,000 at December 31, 2004.

         In January 2005, by written consent of a majority of stockholders, the Company adopted an amendment to the Corporations' Certificate of Incorporation to increase the number of authorized shares of common stock, from 2,000,000,000 to 10,000,000,000 shares.

         In January 2005, by written consent of a majority of stockholders, the Company changed its corporate domicile from Virginia to Nevada. Due to Nevada requirements, the Company's common stock par value changed from no par value to .001 par value. As a result of this change, common stock for the years ended December 31, 2005 and 2004 were restated from 4,430,272,825 to 4,430,273 and 1,773,000,943 to 1 and from respectively.

         In February 2005, June 2005 and October 2005, the Company affected a one-for-one thousand reverse stock split, and in January 2006, the Company affected a one-for-one thousand reverse stock split restating the number of common shares at December 31, 2004 from 167 to 1.

13.  Related Party Transactions:

     A.   Employment Agreements

         In July 2005 the Company renegotiated David E. Calkins September 2004, employment contract. The new employment agreement is for five years, has an annual salary of $138,012 and requires the company to continue to fund the Variable Flexible Premium Universal Life Policy and to pay legal expenses for actions which occurred while Mr. Calkins was an officer of the Company. Mr. Calkins is no longer an Officer or Director of the Company. In May 2005, David Calkins engaged the law firm of Hinshaw and Culbert to defend himself in an action which occurred while Mr. Calkins was an Office and Director of the Company. The employment contract between Mr. Calkins and the Company requires the Company to pay such legal bills. Through December 31, 2005 the Company has paid or incurred $127,066 in fees to Hinshaw and Culbert.

         In July 2005, the Company entered into a ten year employment contract with F. Kay Calkins. Compensation will include an annual base salary of $240,000.00 of which $60,000 is deferred, an incentive bonus plan based on the EBITDA (earnings before interest, tax, depreciation and amortization). The agreement includes severance payments upon termination of employment.

         In January 2005, the Company entered into a five year employment contract with Marcia Sartori. Compensation will include an annual base salary of $85,000 and an incentive bonus plan based on the EBITDA
         (earnings before interest, tax, depreciation and amortization). The agreement also includes severance payments upon termination of employment. Ms. Sartori will hold the title of Vice President of Operations. In December 2005 the Board of Directors voted a discretionary bonus of $20,000 and $5,000 to the Chairman of the Board and the Chief Operating Officer respectively for improving the financial condition of the company. During 2005, the Company paid to Stratford Financial Resources, LLC, a company owned by Catherine Musselman, wife of Gary Musselman $15,990 for services rendered to the Company. These services were related to maintaining corporate licenses for the Company's PEO and insurance business as well as integrating the sales function with various insurance providers.

         In December 2005, the Company entered into a contract with Stratford Financial Resources, LLC to provide sales services to the Company. Ms. Musselman is a licensed insurance agent in all states where the Company operates. Ms. Musselman, through her company, will be selling human resource services of the Company and selling insurance benefits to clients. Ms. Musselman's company will be compensated on commission only basis for the sale of the Company's services.

     B.  Stock Base Compensation

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

         On June 30, the holders of the Series "B" Stock elected to convert all of their shares to 50,000,000 shares of Common Stock. As of December 31, 2005, taking into account for all reverses the number of Common Shares outstanding is 50.

14.  Comprehensive Income:

         At December 31, 2005 and 2004 net income and comprehensive income were the same.

15.  Client Deposits

         The Company had $0 and $826,598 in Deferred Revenue at December 31, 2005 and 2004 related to amounts prepaid for 2005 for services from a single client. The Company executed a letter agreement in conjunction with receipt of these funds that provides the funds be held in separate trust account by the Company.

16.  Restricted Cash

         During the first quarter of 2005, the Company entered into an lease for new office space. The landlord required the Company to secure its tenant build out exposure with a standby letter of credit. The Company secured this standby letter of credit with an interest bearing CD (certificate of deposit) in the amount of $100,000. The value of the CD on December 31, 2005 was $102,612.

         During 2004, as part of the renewal process for one of its insurance carriers and two state PEO (Professional Employer Organization) licenses, the Company secured irrevocable letters of credit with interest bearing CD's (certificate of deposits). The value of the CD on December 31, 2004 was $306,506. During 2005, one state PEO (Professional Employer Organization) license required the Company to maintain an irrevocable letter of credit with interest bearing CD's (certificate of deposits). The value of the CD on December 31, 2005 was $77,243.

17.  Subsequent Event

         In January 2006, the Company affected a one-for-one thousand reverse stock split restating the number of common shares of the Company at December 31, 2005 from 4,430,273,499 to 4,430,273. All references to average number of shares, shares outstanding and prices per share have been restated retroactively to reflect the split.

         On March 7, 2006, the Company authorized the issuance of 500,000 shares of Series "C" Convertible Preferred Stock. Series "C" Convertible may not be converted to Common Stock one year from its issuance date. The stock will convert to $1.00 of Common Stock based on the closing bid price of Common Stock on the day prior to the conversion to Common Stock.

         In March 2006, the Company completed the purchase the stock of World Wide Personnel of Maine, Inc and United Personnel Services, Inc. The effective date of the purchase was April 1, 2006 and March 7, 2006 respectively. The Company issued 500,000 shares of Series "C" Convertible Preferred shares to the sole stockholder of United Personnel Services, Inc. and World Wide Personnel Services of Maine, Inc. The Series "C" Preferred Stock, in the aggregate, shall be convertible, at the option of the holder, into such number of shares of Common Stock as shall be equal to $500,000 based on the closing bid price of the Common Stock as quoted on the OTC Bulletin Board on the date of conversion. No Conversion can occur for a period of twelve months from the date of issuance of the Series "C" stock. Both companies are licensed Professional Employer Organizations operating in the state of Maine. United Personnel was formed in 1999 and World Wide Personnel of Maine, Inc was formed in 1987. Both companies offer full service human resource management services for small and mid-sized businesses. Combined these acquisitions increase the Company's work site employees by approximately 600.

                                   SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:    April 13, 2006
         --------------

By:      /s/ GARY A. MUSSELMAN
         -----------------------------
         Gary A. Musselman, President and Chief Executive Officer


Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                           Title                          Date

By:      /s/ F. KAY CALKINS
         -----------------------
         F. Kay Calkins             Director                      April 13, 2006
                                                                  --------------

By:      /s/ GARY A. MUSSELMAN
         -----------------------
         Gary A. Musselman          President, Chief Executive    April 13, 2006
                                    Officer, Director             --------------

By:      /s/ GARY A. MUSSELMAN
         -----------------------
         Gary A. Musselman          Chief Financial Officer       April 13, 2006
                                                                  --------------