Form 10QSB
period 2006-03-31
PACEL CORP
filed 2006-05-19
CIK 1044490

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

As May 18, 2006 there were 9,970,540,904 shares of the Registrant's common stock outstanding.

                          PACEL CORP. AND SUBSIDIARIES


Part I.  FINANCIAL INFORMATION (unaudited)

         Item 1.  Index to Consolidated Financial Statements
                  Consolidated Balance Sheets                           F - 2-3
                  Consolidated Statements of Operations                 F - 4
                  Consolidated Statements of Cash Flows                 F - 5-6
                  Notes to Consolidated Financial Statements            F - 7-10


         Item 2.  Management's Discussion and Analysis of Financial
                  Results of Operations                                    3 - 8

         Item 3.  Controls and Procedures                                    9

Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                          9

         Item 6.  Exhibits                                                  10

                          PACEL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                       March 31,        December 31,
                                                                         2006              2005
                                                                    ---------------   ---------------
                                                                      (Unaudited)        (Audited)
                                     ASSETS
                                     ------

Current assets:
       Cash                                                          $     637,046     $     251,595
       Accounts receivable                                                  58,244            15,384
       Accounts receivable-Unbilled                                        150,731           169,749
       Prepaid expenses                                                     89,843            69,372
       Workers compensation insurance deposits                              54,776            26,240
       Restricted cash                                                     181,192           179,855
                                                                    ---------------   ---------------

                Total current assets                                     1,171,832           712,195
                                                                    ---------------   ---------------

Property and equipment, net of accumulated depreciation of
       $147,193 and $133,031, respectively                                 114,975           125,380
                                                                    ---------------   ---------------

Other assets:
       Other receivables                                                    59,285            65,127
       Retirement Plan - Director                                          163,908           162,230
       Goodwill 456,772                                                    368,200
       Security deposits                                                    11,152            11,152
                                                                    ---------------   ---------------

                Total other assets                                         691,117           606,709
                                                                    ---------------   ---------------

                Total assets                                          $  1,977,924     $   1,444,284
                                                                    ===============   ===============















        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                       March 31,        December 31,
                                                                         2006              2005
                                                                    ---------------   ---------------
                                                                      (Unaudited)        (Audited)
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities:
       Accounts payable                                              $     358,640     $     336,497
       Payroll and payroll related liabilities                           2,053,970         1,955,231
       Accrued worksite employee payroll expense                           145,241           163,626
       Accrued expenses                                                  1,976,406         1,857,454
       Assumed Liabilities                                                 493,133           493,133
       Client deposits and advance payments                                  1,319               -0-
       Short term payables                                                 811,822         1,081,359
       Current Maturities of long term note                                 27,127            27,127
                                                                    ---------------   ---------------

                Total current liabilities                                5,867,658         5,914,427
                                                                    ---------------   ---------------

Long-term liabilities:
       Notes Payable - Non Current portion                                 214,339           218,926
       Deferred Compensation - Director Payable                            390,233           335,233
                                                                    ---------------   ---------------

       Total long term liabilities                                         604,572           554,159
                                                                    ---------------   ---------------

       Total liabilities                                                 6,472,230         6,468,586
                                                                    ---------------   ---------------

Stockholders' equity (deficit):
       Preferred stock, .001 par value, no liquidation value,
                5,000,000 shares authorized, 1,000,000 shares
                of 1997 Class A convertible preferred stock issued           1,000             1,000
       Preferred stock, .001 par value, no liquidation value,
                500,000 shares authorized, -0- shares
                of 2006 Class C convertible preferred stock issued             -0-               -0-
       Common stock, .001 par value, 10,000,000,000 shares
                authorized, 9,970,540,904 and 4,430,273
                shares issued respectively                                 997,054             4,430
       Additional paid-in capital                                       26,160,301        25,760,994
       Cumulative currency translation adjustment                          (18,720)          (18,720)
       Accumulated deficit                                             (31,633,941)      (30,772,006)
                                                                    ---------------   ---------------

                Total stockholders' (deficit)                           (4,494,306)       (5,024,302)
                                                                    ---------------   ---------------

                Total liabilities and stockholders' deficit          $   1,977,924     $   1,444,284
                                                                    ===============   ===============

        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                       Three months ended
                                                                                            March 31,
                                                                                     2006              2005
                                                                                ---------------   ---------------
Revenue                                                                          $     424,118     $     423,787
Cost of services                                                                       315,222           326,963
                                                                                ---------------   ---------------
       Gross profit                                                                    108,896            96,824

Operating costs and expenses:
       General and administrative                                                      560,857           643,090
       Sales and marketing                                                               7,285           238,942
       Depreciation and amortization                                                    14,162            14,444
       Loss on impairment of goodwill                                                      -0-           599,689
                                                                                ---------------   ---------------
             Total operating expenses                                                  582,304         1,496,165
                                                                                ---------------   ---------------

       Operating Loss                                                                 (473,408)       (1,399,341)

Other expenses:
       Interest expense                                                                (64,733)          (96,158)
       Embedded Interest                                                              (323,794)         (257,143)
                                                                                ---------------   ---------------
             Total other expense                                                      (388,527)         (353,301)

Net loss before discontinued operations                                               (861,935)       (1,752,642)

Discontinued operations:
       Loss from discontinued operations of Asmara of
         Florida and Partners PEO of the Carolinas                                         -0-          (106,221)
                                                                                ---------------   ---------------
                Total loss on discontinued operations                                      -0-          (106,221)

Net loss                                                                         $    (861,935)    $  (1,858,863)
                                                                                ===============   ===============

Loss from discontinued operations per common
and common equivalent share:
Basic                                                                            $       (0.00)    $    (106,221)
Diluted                                                                          $       (0.00)    $    (106,221)

Net loss per common and common equivalent share:
Basic                                                                            $       (0.00)    $  (1,858,863)
Diluted                                                                          $       (0.00)    $  (1,858,863)

Weighted average shares outstanding:
       Basic                                                                     4,365,622,153                 1
       Diluted                                                                   4,365,622,153                 1

        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Three months ended
                                                                                            March 31,
                                                                                     2006              2005
                                                                                ---------------   ---------------
Cash flows from operating activities:
       Net loss                                                                  $    (861,935)    $  (1,858,863)
Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
           Depreciation                                                                 14,162            14,444
           Embedded interest                                                           323,794           257,143
           Loss on impairment of goodwill                                                  -0-           599,689
           Changes in operating assets and liabilities:
               (Increase) decrease in assets:
                 Accounts receivable                                                   (38,867)          224,783
                 Accounts receivable-Unbilled                                           19,017          (432,690)
                 Other receivables                                                       5,842               -0-
                 Client deposits                                                           -0-           510,527
                 Insurance deposits                                                    (28,536)           26,486
                 Prepaid expenses                                                      (20,470)           43,129
                 Security deposits                                                         -0-            (1,926)
                 Retirement Plan - Director                                             (1,678)              -0-
           Increase (decrease) in liabilities:
                 Accounts payable                                                       22,143           167,698
                 Accrued expenses                                                      118,952           357,858
                 Payroll and payroll related liabilities                                78,101          (277,186)
                 Accrued work site employee payroll cost                               (18,385)          419,164
                 Client Deposits and advance payments                                    1,319          (510,527)
                 Deferred Compensation Director                                         55,000               -0-
                 Sales and income taxes payable                                            -0-               491
                                                                                ---------------   ---------------
                    Net cash (used in) operating activities                           (331,541)         (459,780)

Cash flows from investing activities:
       Net purchases of property and equipment                                          (3,756)          (13,384)
       Cash CD-Restricted                                                               (1,337)           (3,080)
       Investment in United Personnel Services, Inc.                                  (100,000)              -0-
       Cash acquired in United Personnel Acquisition                                    28,073               -0-
                                                                                ---------------   ---------------
           Net cash (used in) investing activities                                     (77,020)          (16,464)
Cash flows from financing activities:
           Repayments of notes payable                                                  (4,588)           (6,273)
           Issuance of notes payable                                                   100,000               -0-
           Issuance of convertible notes payable                                       702,100           600,000
           Repayments of lines of credit                                                (3,500)           (2,656)
                                                                                ---------------   ---------------

Net cash provided by financing activities                                              794,012           591,071
                                                                                ---------------   ---------------

Net increase (decrease) in cash and cash equivalents                                   385,451           114,827

Cash and cash equivalents, beginning of period                                         251,595           117,052
                                                                                ---------------   ---------------

Cash and cash equivalents, end of period                                         $     637,046     $     231,879
                                                                                ===============   ===============

        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Three months ended
                                                                                            March 31,
                                                                                     2006              2005
                                                                                ---------------   ---------------
Supplemental disclosure of cash flow information:
     Cash paid during the years for:
         Interest                                                                $       6,629     $      10,080
         Income taxes                                                            $         -0-     $         -0-










































        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2006

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

         These interim statements should be read in conjunction with the audited consolidated financial statements and related notes thereto as presented in the Company's certified financial statements for the year ended December 31, 2005. The Company presumes that users of the interim financial information herein have read or have access to such audited financial statements and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for any interim period are not necessarily indicative of the results expected or reported for the full year.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The
         Company has generated significant losses and is unable to predict profitability for the future. These factors indicate that the Company's continuation, as a going concern is dependent upon its ability to obtain adequate financing. The Company plans to address the going concern by obtaining equity financing and to grow the Company with profitable sales both organically and through acquisitions. Management believes successfully executing these tasks will lead to the removal of the going concern comment from our audited financials.

Note 2.  Principles of consolidation.

         The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation.

Note 3.  Use of Estimates

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

Note 4.  Revenue Recognition.

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

         Due to the significance of the amounts included in billings to the Company's clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the quarter ended March 31, 2006 and March 31, 2005.

                                                                     Quarter Ended      Quarter Ended
                                                                        March 31,         March 31,
                                                                          2006              2005
                                                                    ---------------    ---------------
         Reconciliation of billings to revenue recognized:

         Billings to clients                                         $   2,595,632      $   3,467,634
         Less - Gross wages billed to clients                           (2,171,514)        (3,043,847)
                                                                    ---------------    ---------------

         Revenue from PEO services                                   $     424,118      $     423,787
                                                                    ---------------    ---------------


         Total revenue as reported                                   $     424,118      $     423,787
                                                                    ===============    ===============

         Employer portion of Social Security
         And Medicare taxes                                          $     154,893      $     217,087
         State and Federal Unemployment taxes                               49,960             21,691
         Workers' Compensation Premiums                                    100,158             84,158
         Other Misc.  Expense                                               10,211              4,027
                                                                    ---------------    ---------------

         Total Cost of Sales                                               315,222            326,963
                                                                    ---------------    ---------------

         Gross Profit                                                $     108,896      $      96,824
                                                                    ===============    ===============

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2006


Note 5.  Common Stock.

         In January 2006, the Company affected a one-for-one thousand reverse stock split restating the number of common shares of the Company at December 31, 2005 to 4,430,273. All references to average number of shares, shares outstanding and earnings per share have been restated retroactively to reflect the split.

Note 6.  Acquisitions.

         In March 2006, the Company completed the purchase of all the outstanding shares of stock of World Wide Personnel of Maine, Inc and United Personnel Services, Inc. The effective date of the purchases was April 1, 2006 and January 1, 2006 respectively. The Company will issue 500,000 shares of Series "C" Convertible Preferred shares to the sole stockholder for United Personnel Services, Inc. and World Wide Personnel Services of Maine, Inc. The Preferred shares can be converted into $500,000 of Common Stock. At the present time the Company does not enough shares available to convert the Series "C" preferred stock. $100,000 has been attributed to the purchase of United Personnel Services, Inc and the remaining $400,000 is attributed to World Wide Personnel of Maine, Inc. Both companies are licensed Professional Employer Organizations operating in the state of Maine. United Personnel was formed in 1999 and World Wide Personnel of Maine, Inc was formed in 1997. Both companies offer full service human resource management services for small and mid-sized businesses. Combined these acquisitions increase the Company's work site employees by approximately 600. The purchase of these companies extends the operating footprint of the Company from the mid-Atlantic region to the northeast region of the country.

         The Company acquired $32,066 in assets, $20,638 in liabilities and recorded $88,527 of goodwill. The Company recorded $100,000 in short term payables to the shareholder of United Personnel, Inc. Payable will be repaid upon issuance of the Series "C" Preferred Shares.

         The following unaudited condensed pro forma financial information gives effect to the Company's operations as if the united acquisition had occurred on January 1, 2005. Unaudited pro forma financial information is not necessarily indicative of the results that the Company would have achieved had the acquisition occurred on either of those dates.

                Pacel Corp and Subsidiaries with United Personnel

                                                                 Quarter Ended
                                                                   March 31,
                                                                     2005
                                                               -----------------

         Revenue                                                $       484,856
         Cost of Services                                              (377,600)
                                                               -----------------

         Gross Profit                                                   107,256
                                                               -----------------


         Total expenses                                               1,957,099
                                                               -----------------

         Net Loss                                               $     1,849,843
                                                               =================

         Net loss per common and common equivalent share:
         Basic                                                  $    (1,849,843)
         Diluted                                                $    (1,849,843)

         Weighted average shares outstanding:
         Basic                                                                1
         Diluted                                                              1

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements


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

         On April 7, 2005, grand jury proceedings in the Northern District of Illinois indicted several individuals but not the Company. Subsequently, the Court stayed the Commission's civil action pending the resolution of the criminal proceedings arising from the actions of the grand jury.

         On or about September 9, 2005, an action was filed against the Company in the Supreme Court of New York, County of New York.. The action alleges that the Company is in default in the payment of amounts owing on certain convertible notes issued by the Company in March 2001and subsequently converted to term notes. The action seeks compensatory damages in the amount of $312,000, plus interest and attorneys fees in an amount yet unspecified. The Company is carrying these notes as part of short term notes payable of $375,000. The Company has recognized the obligation but, due to limited cash flows is unable to pay the outstanding balance.

Note 8.  Short-Term Payables consists of:


                                                 March 31,         December 31
                                                   2006               2005
                                             ----------------   ----------------
         Convertible Notes Payable            $      234,470     $      600,507
         Bank Line of Credit                          12,352             15,852
         Other Notes Payable                         465,000            465,000
         Payable to Share holder United
         Personnel, Inc                              100,000                -0-
                                             ----------------   ----------------
         Total Short-Term Payables            $      811,822     $    1,081,359
                                             ================   ================

Note 9.  Discontinued Operations.

         On May 15, 2005, The Resourcing Solutions Group, Inc. a subsidiary of the Company discontinued the operation of Asmara of Florida and Partners PEO of the Carolinas. The Company reported a loss from discontinued operations for the three months ended March 31, 2005 equal to $106,221. The consolidated financial statements have been reclassified, where applicable, to reflect the discontinued operations.

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements



Note 10. Related Party Transactions.

         A.   Mr. Calkins employment agreement

         In May 2005, David Calkins engaged the law firm of Hinshaw and Culbert to defend himself in an action which occurred while Mr. Calkins was an Officer and Director of the Company. The employment contract between Mr. Calkins and the Company requires the Company to pay such legal bills. For the quarter ending March 31, 2006 the Company incurred $44,770 in fees to Hinshaw and Culbert.

Note 11. Recent Accounting Pronouncements.

         The Company believes that any new accounting pronouncements since December 31, 2005, will not have an affect on the Company's financial statements.

Note 12. Subsequent Event

         On May 11, 2006, the Company authorized an additional 500,000 shares of Series "C" Convertible Preferred Stock. Series "C" Convertible may not be converted to Common Stock until one year from its issuance date. The stock will convert to $1.00 of Common Stock based on the closing bid price of Common Stock on the day prior to the conversion to Common Stock.

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

         In 2006, the Company continued its strategy for penetrating the Human Resources Outsourcing ("HRO") industry based on its evaluation of its business model and existing business initiatives completed in 2002. The Company's intention to enter this business sector was announced in
         September 2002 and was based on an evaluation of potential business markets that provide the potential for success. The Company provides human capital solutions through the provision of PEO services and Administrative Service Organization ("ASO") services to such clients. In 2005, the Company successfully completed the acquisition of an additional PEO organization and continues to evaluate other potential acquisition candidates while also reviewing and implementing opportunities to support organic growth in order to secure a position as an industry leader. In March 2006, the Company completed the acquisition of two additional PEO organizations. The Company sees this initiative in the Human Resources Outsourcing ("HRO") industry as an opportunity to tap into the small business market in the United States and intends to compliment the provision of PEO and ASO services with information technology services, business consulting services and financial services at a future time.

         As part of its goal to bring the company to profitability and less reliant on equity financing for ongoing operations, the company has developed an aggressive marketing strategy as well as an investment to significantly upgrade its HRIS (Human Resource Information System) capabilities to service its current and prospective clients. This plan includes hiring and training the sales team as well as marketing the company's services through networks of national associations and chains. During the quarter ending March 2006, the Company increased its sales force. New sales begin to matriculate in the second quarter at which time sales commission expenses will increase.

         Through its PEO/ASO business unit, the Company markets to current and prospective clients, typically small to medium-sized businesses with between five and 1,500 employees, a broad range of products and services that provide an outsourced solution for the clients' human resources ("HR") needs. The Company's products include payroll services, benefits administration (including health, welfare and retirement plans), governmental compliance, risk management (including safety training), unemployment administration and other HR related services. The Company has established the national and regional vendor relationships it believes are necessary to effectively and competitively provide such services to a broad range of clients. The Company is working to establish additional national and vendor relationships to expand services and create additional revenue sources.

         In a further effort to bring the Company to profitability internal operating costs are continually reviewed and evaluated. Management continues to reduce operating costs and achieve additional efficiencies as new acquisitions are integrated into existing operations.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

         Revenue for the three months ended March 31, 2006 was $424,118 compared to of $423,787 for the three months ended March 31, 2005. Gross billings to clients and gross wages billed to clients significantly decreased with a slight increase in total revenue. These results are directly attributable to the restructuring of clients and the Company which occurred on May 15, 2005.

         Due to the significance of the amounts included in billings to the Company's clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the three months ended March 31, 2006 and March 31, 2005.

                                                                   Three months ended       Three months ended
                                                                       March 31,                 March 31,
                                                                         2006                      2005
                                                                  --------------------     --------------------
                                                                      (Unaudited)               (Unaudited)

         Reconciliation of billings to revenue recognized:
         Gross billings to clients                                 $        2,595,632       $        3,467,634
         Less - Gross wages billed to clients                              (2,171,514)              (3,043,847)
                                                                  --------------------     --------------------
         Total revenue as reported                                 $          424,118       $          423,787
                                                                  ====================     ====================

         Cost of services for the three months ended March 31, 2006 was $315,222 compared to cost of services of $326,963 for the three months ended March 31, 2005 and is related directly to the delivery of services to its PEO/ASO clients.

         General & administrative expenses, including salaries and wages, was $560,857 for the three months ended March 31, 2006, compared to $643,090 in the corresponding period of 2005. The decrease was attributed to the restructuring that occurred on May 15, 2005 which included a reduction in internal staff.

         Sales and marketing expense was $7,285 for the three months ended March 31, 2006, compared to $238,942 in the corresponding period of 2005. The decrease was attributed to the company's continued transformation of its sales and marketing function that began in the second quarter of 2005. Many of the expenses incurred were one-time costs or contracts for specific periods of time. Sales and marketing expenses decreased in the first quarter as these costs have been met and the sales and marketing function shifts to a commission based system.

         Depreciation and amortization expense was $14,162 for the three months ended March 31, 2006, compared to $14,444 for the corresponding period of 2005.

         Interest expense is interest paid and accrued on the Convertible Notes, unpaid payroll taxes, notes payable, and bank financing. Interest expense was $64,733 for the three months ended March 31, 2006 compared to $92,801 for the same period of 2005. The decrease is primarily attributable to the reaching the maximum penalties on outstanding payroll tax liabilities.

         Embedded Interests for the three months ended March 31, 2006 was $323,794 compared to $260,500 for the three months ended March 31, 2005. The increase was the result of increase funding. The Company recorded embedded interest in conjunction with the issuance of convertible debentures during the period.

LIQUIDITY AND CAPITAL RESOURCES:

         Cash and cash equivalents at March 31, 2006 was $637,046 compared to $251,595 at December 31, 2005. The Company's use of cash from operation was $331,541 and $459,780 for the three months ended March 31, 2006 and March 31, 2005, respectively. The net loss of $861,935 was offset by $337,956 of non-cash items, the increase in accounts payable, accrued expenses payroll liabilities and deferred compensation off set by the increase in accounts receivable, insurance deposits and prepaid expenses.

         Net cash used in investing activities for the three months ended March 31, 2006 was $77,020 compared to the net cash used in investing activities of $16,464 for the three months ended March 31, 2005. During the three months ended March 31, 2006, the cash used in investment activities was from the purchase of fixed assets and the acquisition of United Personnel Services of Maine.

         Net cash provided by financing activities in the three months ended March 31, 2006 was $794,012 compared to $591,071 in the corresponding period ended March 31, 2005. The cash provided during both periods is primarily related to the Company's execution and utilization of its equity-based lines of credit.

         In August 2003, the Company entered into a $10,000,000 equity line of credit from Compass Capital Inc., Kentan Ltd, and Reef Holding Ltd. Borrowing from this equity line allows the repayment by issuing shares of the Company's stock at a discount rate of up to 50% off the closing bid stock price. The equity line is being used to fund acquisitions and shortfalls in working capital. These shares were issued pursuant to
         Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida who specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties. The Company received $550,000 of additional funding from January 1, 2006 until March 31, 2006 through the issuance of these convertible notes. The balance remaining on this equity line of credit at March 31, 2006 was $949,102.

         In March 2003, the Company entered into a $10,000,000 equity line of credit from Equities First, LLC. Borrowing from this equity line allows the repayment by issuing shares of the Company's stock at a discount rate of up to 50% off the closing bid stock price. The equity line is being used to fund acquisitions and shortfalls in working capital. These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Illinois who specifically determined, prior to declaring that the transactions were exempt under
         Section 3(a)(10), that the transactions were fair to the interested parties. Equities First, LLC interest and rights were transferred to Bull Market Trading, LLC, WLSL Investments Inc. and Carl Horsely. The Company received $152,100 of additional funding from January 1, 2006 until March 31, 2006 through the issuance of these convertible notes. The balance remaining on this equity lines of credit at March 31, 2006 was $9,602,325

         From January 1, 2006 until March 31, 2006, in connection with the funding of working capital shortfalls, the Company converted $1,068,137 of convertible debentures and issued a total of 9,966,110,631 shares of its common stock with a par value of $001.

         In March 2006, the Company completed the purchase of all the outstanding shares of stock of World Wide Personnel of Maine, Inc and United Personnel Services, Inc. The effective date of the purchases was April 1, 2006 and January 1, 2006 respectively. The Company will issue 500,000 shares of Series "C" Convertible Preferred shares to the sole stockholder for United Personnel Services, Inc. and World Wide Personnel Services of Maine, Inc. The value of these shares is $500,000. At the present time the Company does not enough shares available to convert the Series "C" preferred stock. $100,000 has been attributed to the purchase of United Personnel Services, Inc and the remaining $400,000 is attributed to World Wide Personnel of Maine, Inc. Both companies are licensed Professional Employer Organizations operating in the state of Maine. United Personnel was formed in 1999 and World Wide Personnel of Maine, Inc was formed in 1997.

         Both companies offer full service human resource management services for small and mid-sized businesses. Combined these acquisitions increase the Company's work site employees by approximately 600. The purchase of these companies extends the operating footprint of the Company from the mid-Atlantic region to the northeast region of the country.

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

         As part of its goal to bring the Company to profitability and less reliant on equity financing for ongoing operations, the company has developed an aggressive marketing strategy as well as an investment to significantly upgrade its HRIS (Human Resource Information System) capabilities to service its current and prospective clients. This plan includes hiring and training the sales team as well as marketing the company's services through networks of national associations and chains. The company has successfully negotiated joint marketing programs to market the company's products and services. During the quarter ending March 2006 the Company has increased its sales force resulting in an increased client base. New sales begin to matriculate in the second quarter at which time sales commission expenses will increase.

         In addition to an aggressive organic growth strategy, the Company continues to evaluate potential acquisitions. The Company is seeking to increase its market share in areas contiguous to its existing operations. With the implementation of the HRIS system, the Company has increased its operational capability. Increased market share through acquisition will more fully utilize the HRIS system.

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

OFF-BALANCE SHEET ARRANGEMENTS

         The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES

         Basis of presentation-The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated significant losses and is unable to predict profitability for the future. These factors indicate that the Company's continuation, as a going concern is dependent upon its ability to obtain adequate financing. The Company plans to address the going concern by obtaining equity financing and to grow the Company with profitable sales both organically and through acquisitions. Management believes successfully executing these tasks will lead to the removal of the going concern comment from our audited financials. Use of Estimates-Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to impairment of goodwill and equity investments, revenue recognition, recoverability of inventory and receivables, the useful lives of long lived assets such as property and equipment, the future realization of deferred income tax benefits and the recording of various accruals. The ultimate outcome and actual results could differ from the estimates and assumptions used.

         Revenue Recognition- We account for our revenues in accordance with Emerging Issues Task Force ("EITF") 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. Our revenues are derived from our billings, which are based on: the payroll cost of our worksite employees; and a markup computed as a percentage of the payroll cost.

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

         The primary direct costs associated with our revenue generating activities are: employment-related taxes ("payroll taxes"); workers' compensation claim costs.

         Payroll taxes consist of the employer's portion of Social Security and Medicare taxes under FICA, federal unemployment taxes and state unemployment taxes. Payroll taxes are generally paid as a percentage of payroll cost. The federal tax rates are defined by federal regulations. State unemployment tax rates are subject to claim histories and vary from state to state.

         Principles of consolidation- The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Item 3.  CONTROLS AND PROCEDURES.

         As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2006.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On or about September 9, 2005, an action was filed against the Company in the Supreme Court of New York, County of New York, Case No. 603823/05, Thomas Kelly; W. David Mc Coy; Richard T. Garrett Trust vs. Pacel Corp. The action alleges that the Company is in default in the payment of amounts owing on certain convertible debentures issued by the Company in March 2001and subsequently converted to term notes. The action seeks compensatory damages in the amount of $312,000, plus interest and attorneys fees in an amount yet unspecified.

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

         On April 7, 2005, grand jury proceedings in the Northern District of Illinois indicted several individuals but not the Company. Subsequently, the Court stayed the Commission's civil action pending the resolution of the criminal proceedings arising from the actions of the grand jury.

Item 3.  Defaults upon Senior Securities

         The Company is in default in the payment of the principle amount and accrued interest on certain convertible debentures issued in March 2001 in the aggregate principle amount of $250,000. The amounts in default exceed 5% of the Company's total assets as of the date of this report. The $250,000 is included in the $375,000 short term notes payable.

Item 6.  Exhibits

         Exhibit No.     Description                                        Page
         -----------     ------------                                       ----
         3(i)            Articles of Incorporation                            *
         3(ii)           Amendments to Articles of Incorporation              *
         4.1             Designation of Series "B" Convertible Preferred
                         Stock                                                *
                         Designation of Series "C" Convertible Preferred
         4.2             Stock                                                *
         31.1            Rule 13a-14(a)/15d-14(a) Certification               *
         32.1            Section 1350 Certification                           *


              *    Incorporation by reference from previous reports and filings.

Item 7.  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


Pacel Corp.


BY:      /s/ GARY MUSSELMAN
         ---------------------------------------------------
         Gary Musselman, President, Chief Executive Officer,
         and Chief Financial Officer

DATED:   May 18, 2006