Form 10QSB
period 2006-06-30
PACEL CORP
filed 2006-08-16
CIK 1044490

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                         Commission File Number: 0-29459

                                   PACEL CORP.
            --------------------------------------------------------
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

Yes [X] No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934)

Yes [ ] No [X]

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)

Yes [ ] No [X]

State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:

As of August 15, 2006 there were 1,348,984,946 shares of the Registrant's common stock outstanding.

                          PACEL CORP. AND SUBSIDIARIES


Part I.  FINANCIAL INFORMATION (unaudited)
Item 1.  Index to Consolidated Financial Statements
              Consolidated Balance Sheets                               F - 2-3
              Consolidated Statements of Operations                     F - 4
              Consolidated Statements of Cash Flows                     F - 5-6
              Notes to Consolidated Financial Statements                F - 7-11

Item 2.  Management's Discussion and Analysis of Financial
         Results of Operations                                              3-8
Item 3.  Controls and Procedures                                            9

Part II. OTHER INFORMATION

Item 3.  Defaults upon Senior Securities                                    9

Item 6.  Exhibits                                                           9-11

                          PACEL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                June 30,          December 31,
                                                                  2006               2005
                                                            ---------------     ---------------
                                                              (Unaudited)          (Audited)
                                     ASSETS
Current assets:
       Cash                                                  $     251,243       $     251,595
       Accounts receivable                                         276,968              15,384
       Accounts receivable-Unbilled                                170,174             169,749
       Prepaid expenses                                             84,665              69,372
       Workers compensation insurance deposits                      80,614              26,240
       Restricted cash                                             182,568             179,855
                                                            ---------------     ---------------

                Total current assets                             1,046,232             712,195
                                                            ---------------     ---------------

Property and equipment, net of accumulated depreciation of
       $163,197 and $133,031, respectively                         108,971             125,380
                                                            ---------------     ---------------

Other assets:
       Other receivables                                            26,285              65,127
       Retirement Plan - Director                                  185,954             162,230
       Goodwill                                                    652,872             368,200
       Security deposits                                            11,152              11,152
                                                            ---------------     ---------------

                Total other assets                                 876,263             606,709
                                                            ---------------     ---------------

                Total assets                                 $   2,031,466       $   1,444,284
                                                            ===============     ===============


















        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                               June 30,           December 31,
                                                                 2006                2005
                                                            ---------------     ---------------
                                                              (Unaudited)          (Audited)
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Accounts payable                                      $     144,600       $     336,497
       Payroll and payroll related liabilities                   2,236,292           1,955,231
       Accrued worksite employee payroll expense                   163,869             163,626
       Accrued expenses                                          2,017,914           1,857,454
       Assumed Liabilities                                         493,133             493,133
       Short term payables                                         719,414           1,081,359
       Current Maturities of long term note                         27,127              27,127
                                                            ---------------     ---------------

                Total current liabilities                        5,802,349           5,914,427
                                                            ---------------     ---------------

Long-term liabilities:
       Notes Payable - Non Current portion                         207,275             218,926
       Deferred Compensation - Director Payable                    408,567             335,233
                                                            ---------------     ---------------

       Total long term liabilities                                 615,842             554,159
                                                            ---------------     ---------------

       Total liabilities                                         6,418,191           6,468,586
                                                            ---------------     ---------------

Stockholders' equity (deficit):
       Preferred stock, .001 par value, no liquidation value,
                5,000,000 shares authorized, 1,000,000 shares
                of 1997 Class A convertible preferred stock issued   1,000               1,000
       Preferred stock, .001 par value, no liquidation value,
                500,000 shares authorized, 500,000 shares
                of 2006 Class C convertible preferred stock issued     500                 -0-
       Common stock, .001 par value, 10,000,000,000 shares
                authorized, 14,884,914 and 4,430
                shares issued respectively                          14,884                   4
       Additional paid-in capital                               27,909,007          25,765,420
       Cumulative currency translation adjustment                  (18,720)            (18,720)
       Accumulated deficit                                     (32,293,396)        (30,772,006)
                                                            ---------------     ---------------

                Total stockholders' (deficit)                   (4,386,725)         (5,024,302)
                                                            ---------------     ---------------

                Total liabilities and stockholders' deficit  $   2,031,466       $   1,444,284
                                                            ===============     ===============

        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                     Six months ended                     Three months ended
                                                                         June 30,                              June 30,
                                                                 2006              2005                2006              2005
                                                            ---------------   ---------------     ---------------   ---------------
Revenue                                                      $   1,988,281     $  1, 490,511       $   1,564,163     $     663,894
Cost of services                                                 1,509,604         1,177,739           1,194,382           537,597
                                                            ---------------   ---------------     ---------------   ---------------
       Gross profit                                                478,677           312,772             369,781           126,297

Operating costs and expenses:
       General and administrative                                1,177,938         1,500,434             644,606           686,887
       Sales and marketing                                          15,828           350,138               8,542           116,615
       Depreciation and amortization                                30,165            29,920              16,003            15,476
       Impairment of goodwill                                      197,720           131,950             158,176               -0-
                                                            ---------------   ---------------     ---------------   ---------------
             Total operating expenses                            1,421,651         2,012,442             827,327           818,978
                                                            ---------------   ---------------     ---------------   ---------------

       Operating Loss                                             (942,974)       (1,699,670)           (457,546)         (692,681)

Other expenses:
       Interest expense                                           (170,920)         (232,708)           (106,187)         (130,908)
       Financing costs                                            (409,508)         (362,143)            (85,714)         (101,643)
                                                            ---------------   ---------------     ---------------   ---------------
             Total other expense                                  (580,428)         (594,851)           (191,901)         (232,551)

Net loss before discontinued operations                         (1,523,402)       (2,294,521)           (649,447)         (925,232)

Discontinued operations:
       Loss from discontinued operations of Asmara of
         Florida and Partners PEO of the Carolinas                      -0-         (134,708)                 -0-         (112,875)
       Loss from sale of assets to Allegro, Inc.                        -0-         (485,953)                 -0-          (18,213)
                                                            ---------------   ---------------     ---------------   ---------------
             Total loss on discontinued operations                      -0-         (620,661)                 -0-         (131,088)

Net loss                                                     $  (1,523,402)    $  (2,915,182)      $    (649,447)    $  (1,056,320)
                                                            ===============   ===============     ===============   ===============

Loss from discontinued operations per common and common equivalent share:
       Basic                                                 $          -0-    $    (134,708)      $          -0-    $    (112,875)
       Diluted                                               $          -0-    $    (134,708)      $          -0-    $    (112.875)

Loss from sale of assets per common and common equivalent share:
       Basic                                                 $          -0-    $    (485,953)      $          -0-    $     (18,213)
       Diluted                                               $          -0-    $    (485,953)      $          -0-    $     (18,213)

Net loss per common and common equivalent share:
       Basic                                                 $       (0.21)    $  (2,915,182)      $        (0.06)   $  (1,056,230)
       Diluted                                               $       (0.21)    $  (2,915,182)      $        (0.06)   $  (1,056,230)

Weighted average shares outstanding:
       Basic                                                     7,325,561                 1           10,329,529                1
       Diluted                                                   7,325,561                 1           10,329,529                1

        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Six months ended
                                                                          June 30,
                                                                 2006                2005
                                                            ---------------     ---------------
Cash flows from operating activities:
       Net loss                                              $  (1,523,402)      $  (2,915,182)
Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
           Depreciation                                             30,165              29,920
           Embedded interest                                       409,508             362,143
           Other Non Cash Items                                        -0-              27,700
           Loss on discontinued operations                             -0-             134,708
           Loss on Sale of assets                                      -0-             485,954
           Impairment of goodwill                                  197,720             131,950
           Changes in operating assets and liabilities:
           (Increase) decrease in assets:
                 Accounts receivable                              (146,853)            212,597
                 Accounts receivable-Unbilled                         (425)            (82,345)
                 Other receivables                                  38,842                 -0-
                 Client deposits                                       -0-             760,469
                 Insurance deposits                                (19,173)             46,263
                 Prepaid expenses                                  (15,293)             50,400
                 Security deposits                                     -0-              (1,926)
                 Retirement Plan - Director                        (23,724)            (16,336)
           Increase (decrease) in liabilities:
                 Accounts payable                                 (190,323)            349,805
                 Accrued expenses                                  157,931             417,522
                 Payroll and payroll related liabilities            78,092            (409,932)
                 Deferred revenue                                      -0-            (760,469)
                 Accrued work site employee payroll cost               243              76,038
                 Client Deposits and advance payments                  -0-              30,353
                 Deferred Compensation Director                     73,334             (16,366)
                 Sales and income taxes payable                        -0-                 676
                                                            ---------------     ---------------
                    Net cash (used in) operating activities       (933,358)         (1,086,058)

Cash flows from investing activities:
       Purchases of property and equipment                          (3,756)            (10,630)
       Cash received from sale of assets                               -0-              18,022
       Cash CD-Restricted                                           (2,713)            684,895
       Cash acquired in United Personnel Acquisition                63,174                 -0-
                                                            ---------------     ---------------
           Net cash (provided by) investing activities              56,705             692,287
Cash flows from financing activities:
           Repayments of notes payable                             (11,651)            (12,685)
           Issuance of convertible notes payable                   902,100             845,000
           Repayments of lines of credit                           (14,148)             (5,210)
                                                            ---------------     ---------------

Net cash provided by financing activities                          876,301             827,105
                                                            ---------------     ---------------

Net increase (decrease) in cash and cash equivalents                  (352)            433,334

Cash and cash equivalents, beginning of period                     251,595             117,052
                                                            ---------------     ---------------

Cash and cash equivalents, end of period                     $     251,243       $     550,386
                                                            ===============     ===============

        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Six months ended
                                                                          June 30,
                                                                 2006                2005
                                                            ---------------     ---------------
Supplemental disclosure of cash flow information:
     Cash paid during the years for:
       Interest                                              $      11,592       $       6,629
       Income taxes                                          $         -0-       $         -0-








































        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  June 30, 2006

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

Note 3.  Use of Estimates.

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

     Due to the significance of the amounts included in billings to the Company's clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the quarters ended June 30, 2006 and June 30, 2005.

                                                                          Three Months Ended     Three Months Ended
                                                                               June 30,               June 30,
                                                                                 2006                   2005
                                                                         --------------------   --------------------
               Reconciliation of billings to revenue recognized:

                Billings to clients                                       $        7,898,575     $        4,820,211
                Less - Gross wages billed to clients                              (6,334,412)            (4,156,317)
                                                                         --------------------   --------------------

                Revenue from PEO services                                 $        1,564,163     $          663,894
                                                                         --------------------   --------------------

                Total revenue as reported                                 $        1,564,163     $          663,894
                                                                         ====================   ====================

                Employer portion of Social Security
                And Medicare taxes                                        $          439,230     $          304,554
                State and Federal Unemployment taxes                                 111,956                 81,476
                Workers' Compensation Premiums                                       539,491                129,146
                Other Misc.  Expense                                                 103,705                 22,421
                                                                         --------------------   --------------------

                Total Cost of Sales                                                1,194,382                537,597
                                                                         --------------------   --------------------

                Gross Profit                                              $          369,781     $          126,297
                                                                         ====================   ====================

     Due to the significance of the amounts included in billings to the Company's clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the six months ended June 30, 2006 and June 30, 2005.

                                                                           Six Months Ended       Six Months Ended
                                                                               June 30,               June 30,
                                                                                 2006                   2005
                                                                         --------------------   --------------------
               Reconciliation of billings to revenue recognized:

                Billings to clients                                       $       10,494,207     $       11,168,887
                Less - Gross wages billed to clients                              (8,505,926)            (9,678,376)
                                                                         --------------------   --------------------

                Revenue from PEO services                                 $        1,988,281     $        1,490,511
                                                                         --------------------   --------------------

                Total revenue as reported                                 $        1,988,281     $       1,490,511
                                                                         ====================   ====================

                Employer portion of Social Security
                And Medicare taxes                                        $          594,123     $          651,019
                State and Federal Unemployment taxes                                 161,916                219,347
                Workers' Compensation Premiums                                       645,962                274,523
                Other Misc.  Expense                                                 107,603                 32,850
                                                                         --------------------   --------------------

                Total Cost of Sales                                                1,509,604              1,177,739
                                                                         --------------------   --------------------

                Gross Profit                                              $          478,677     $          312,772
                                                                         ====================   ====================

Note 5.  Common Stock.

     In January and June 2006, the Company affected one-for-one thousand reverse stock splits restating the number of common shares of the Company at December 31, 2005 to 4,430. All references to average number of shares, shares outstanding and earnings per share have been restated retroactively to reflect the split.

Note 6.  Acquisitions.

     In March 2006, the Company completed the purchase of all the outstanding shares of stock of World Wide Personnel of Maine, Inc and United Personnel Services, Inc. The effective date of the purchases was April 1, 2006 and January 1, 2006 respectively. The Company issued 500,000 shares of Series "C" Convertible Preferred shares to the sole stockholder for United Personnel Services, Inc. and World Wide Personnel Services of Maine, Inc. The Preferred shares can be converted into $500,000 of Common Stock, of which $100,000 has been attributed to the purchase of United Personnel Services, Inc and the remaining $400,000 is attributed to World Wide Personnel of Maine, Inc. Total Assets acquired in the Acquisition of United Personnel Services and World Wide Personnel of Maine were $223,106 which included $63,174 in cash and $10,000 in fixed assets which consisted of Office/Computer Equipment. Total Liabilities assumed in the Acquisition were $205,498. Goodwill was valued at $482,392 of which $197,720 was impaired. The fair value was determined using discounted cash flows.

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

     The following unaudited condensed pro forma financial information gives effect to the Company's operations as if the United/World Wide acquisition had occurred on January 1, 2005. Unaudited pro forma financial information is not necessarily indicative of the results that the Company would have achieved had the acquisition occurred on either of those dates.

          Pacel Corp and Subsidiaries with World Wide/United Personnel

                                                                           Six Months Ended       Six Months Ended
                                                                               June 30,               June 30,
                                                                                 2006                   2005
                                                                         --------------------   --------------------
                Revenue                                                   $        2,834,145     $        3,102,088
                Cost of Services                                                  (2,246,340)            (2,539,500)
                                                                         --------------------   --------------------

                Gross Profit                                                         587,805                562,588
                                                                         --------------------   --------------------


                Total operating expenses                                           1,516,011              2,228,656

                Net Operating Loss                                                  (928,206)            (1,666,068)
                                                                         --------------------   --------------------

                Other expenses                                                      (580,428)              (594,851)

                Net loss before discontinued operations                           (1,508,634)            (2,260,919)
                                                                         --------------------   --------------------

                Discontinued operations                                                  -0-               (620,661)

                Net Loss                                                  $       (1,508,634)    $       (2,881,580)
                                                                         ====================   ====================

                 Net loss from discontinued operations per common and common equivalent share:
                 Basic                                                    $              -0-     $         (620,661)
                 Diluted                                                  $              -0-     $         (620,661)


                Net loss per common and common equivalent share:
                Basic                                                     $             (.21)    $       (2,881,580)
                Diluted                                                   $             (.21)    $       (2,881,580)

                Weighted average shares outstanding:
                Basic                                                              7,325,561                      1
                Diluted                                                            7,325,561                      1


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

Note 8.  Short-Term Payables consists of:

                                                June 30,         December 31,
                                                  2006              2005
                                            ----------------   ----------------
         Convertible Notes Payable           $      245,876     $      600,507
         Bank Line of Credit                          8,538             15,852
         Other Notes Payable                        465,000            465,000
                                            ----------------   ----------------
         Total Short-Term Payables           $      719,414     $    1,081,359
                                            ================   ================

Note 9.  Discontinued Operations.

     On May 15, 2005, The Resourcing Solutions Group, Inc. a subsidiary of the Company discontinued the operation of Asmara of Florida and Partners PEO of the Carolinas. The Company reported a loss from discontinued operations for the six months ended June 30, 2005 equaled $620,661. The consolidated financial statements have been reclassified, where applicable, to reflect the discontinued operations.

Note 10. Related Party Transactions.

     A.   Mr. Calkins employment agreement

          In May 2005, David Calkins engaged the law firm of Hinshaw and Culbert to defend himself in an action which occurred while Mr. Calkins was an Officer and Director of the Company. The employment contract between Mr. Calkins and the Company requires the Company to pay such legal bills. The Company incurred $82,155 in fees to Hinshaw and Culbert for the six months ending June 30, 2006

Note 11. Recent Accounting Pronouncements.

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

     As part of its goal to bring the company to profitability and less reliant on equity financing for ongoing operations, the company has developed an aggressive marketing strategy as well as an investment to significantly upgrade its HRIS (Human Resource Information System) capabilities to service its current and prospective clients. This plan includes hiring and training the sales team as well as marketing the company's services through networks of national associations and chains. During the six months ending June 2006, the Company increased its sales force. New sales began to matriculate in the second quarter at which time sales commission expenses increased and will continue to increase.

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


SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

     Revenue for the six months ended June 30, 2006 was $1,988,281 compared to that of $1,490,511 for the six months ended June 30, 2005. The Cost of Service and Gross Profit significantly increased over the same time period in 2005. These results are directly attributable to the three months of ownership of World Wide Personnel Services of Maine, Inc. and the six months of ownership of United Personnel Services, Inc which combined contributed $1,122,041 in total revenue for the six months ending June 30, 2006.

     Due to the significance of the amounts included in billings to the Company's clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the six months ended June 30, 2006 and June 30, 2005.

                                                                           Six Months Ended       Six Months Ended
                                                                               June 30,               June 30,
                                                                                 2006                   2005
                                                                         --------------------   --------------------
               Reconciliation of billings to revenue recognized:

                Billings to clients                                       $       10,494,207     $       10,974,772
                Less - Gross wages billed to clients                              (8,505,926)            (9,484,261)
                                                                         --------------------   --------------------

                Revenue from PEO services                                 $        1,988,281     $        1,490,511
                                                                         --------------------   --------------------

                Total revenue as reported                                 $        1,988,281     $        1,490,511
                                                                         ====================   ====================

                Employer portion of Social Security
                And Medicare taxes                                        $          594,123     $          664,491
                State and Federal Unemployment taxes                                 161,916                222,319
                Workers' Compensation Premiums                                       645,962                279,960
                Other Misc.  Expense                                                 107,603                 10,969
                                                                         --------------------   --------------------

                Total Cost of Sales                                                1,509,604              1,177,739
                                                                         --------------------   --------------------

                Gross Profit                                              $          478,677     $          312,772
                                                                         ====================   ====================

     Cost of services for the six months ended June 30, 2006 was $1,509,604 compared to cost of services of $1,177,739 for the six months ended June 30, 2005 and is related directly to the delivery of services to its PEO/ASO clients. The increase over 2005 is directly related to the acquisition of United Personnel Services and World Wide Personnel Services of Maine. For the six months in which United Personnel Services was owned by Pacel and the three months that Pacel owned World Wide Personnel Services of Maine combined they incurred $1,003,869 in cost of services for the six months ended June 30, 2006.

     General & administrative expenses, including salaries and wages, was $1,177,938 for the six months ended June 30, 2006, compared to $1,500,434 in the corresponding period of 2005. The decrease was attributed to the restructuring that occurred on May 15, 2005 which included a reduction in internal staff. The decrease was mitigated by a combined increase of $295,505 in expenses with 6 months of ownership of United Personnel Services and three months of ownership of World Wide Personnel Services of Maine

     Sales and marketing expense was $15,828 for the six months ended June 30, 2006, compared to $350,138 in the corresponding period of 2005. The decrease was attributed to the company's continued transformation of its sales and marketing function that began in the second quarter of 2005. Many of the expenses incurred were one-time costs or contracts for specific periods of time. Sales and marketing expenses decreased as these costs have been met and the sales and marketing function shifts to a commission based system.

     Depreciation and amortization expense was $30,165 for the six months ended June 30, 2006, compared to $29,920 for the corresponding period of 2005. This increase was from the Human Resource Information System and various other office equipment placed in service in the third and forth quarter of 2004

     Interest expense is interest paid and accrued on the Convertible Notes, unpaid payroll taxes, notes payable, and bank financing. Interest expense was $170,920 for the six months ended June 30, 2006 compared to $232,708 for the same period of 2005.

     Embedded Interests for the six months ended June 30, 2006 was $409,508 compared to $362,143 for the six months ended June 30, 2005. The increased was the result of increase funding. The Company recorded embedded interest in conjunction with the issuance of convertible debentures during the period.

                          PACEL CORP. AND SUBSIDIARIES

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2005

     Revenue for the quarter ended June 30, 2006 was 1,564,163 compared to revenue of $663,894 for the quarter ended June 30, 2005. Gross billings to clients and gross wages billed to clients significantly increased due to the acquisition of World Wide Personnel Services of Maine which contributed total revenue of $1,053,318. These results are directly attributable to the acquisition as well as the restructuring of clients and the Company which occurred on May 15, 2005.

     The company experienced an increase in the number work-site employees under management over the same time period in 2005. This increase is attributable to results from a more aggressive sales and marketing campaign resulting in organic growth and the acquisition of United Personnel Services and World Wide Personnel Services of Maine.

     Due to the significance of the amounts included in billings to the Company's clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the quarters ended June 30, 2006 and June 30, 2005.

                                                                            Quarter Ended          Quarter Ended
                                                                               June 30,               June 30,
                                                                                 2006                   2005
                                                                         --------------------   --------------------
               Reconciliation of billings to revenue recognized:

                Billings to clients                                       $        7,898,575     $        4,820,211
                Less - Gross wages billed to clients                              (6,334,412)            (4,156,317)
                                                                         --------------------   --------------------

                Revenue from PEO services                                 $        1,564,163     $          663,894
                                                                         --------------------   --------------------

                Total revenue as reported                                 $        1,564,163     $          663,894
                                                                         ====================   ====================

                Employer portion of Social Security
                And Medicare taxes                                        $          439,230     $          304,554
                State and Federal Unemployment taxes                                 111,956                 81,476
                Workers' Compensation Premiums                                       539,491                129,146
                Other Misc.  Expense                                                 103,705                 22,421
                                                                         --------------------   --------------------

                Total Cost of Sales                                                1,194,382                537,597
                                                                         --------------------   --------------------

                Gross Profit                                              $          369,781     $          126,297
                                                                         ====================   ====================

     Cost of services for the three months ended June 30, 2006 was $1,194,382 compared to cost of services of $537,597 for the three months ended June 30, 2005 and is related directly to the delivery of services to its PEO clients. This increase was directly related to the acquisition of United Personal Services and World Wide Personnel Services of Maine, Inc which amounted to $939,764 for the three months ended June 30, 2006.

     General & administrative expenses, including salaries and wages, was $657,080 for the three months ended June 30, 2006, compared to $686,887 in the corresponding period of 2005. The decrease was attributed to the restructuring that occurred on May 15, 2005 which included a reduction in internal staff. The decrease was mitigated by an increase in expenses due to the acquisition of United Personnel Services and World Wide Personnel Services of Maine which totaled $242,039 for the quarter ending June 30 , 2006.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash and cash equivalents at June 30, 2006 was $251,243 compared to $251,595 at December 31, 2005. The Company's use of cash from operation was $933,358 and $1,083,303 for the six months ended June 30, 2006 and June 30, 2005, respectively. The net loss of $1,523,402 was offset by $637,393 of non-cash items the increase in accrued expenses, payroll liabilities and deferred compensation off set by the increase in accounts receivable, insurance deposits and prepaid expenses.

     Net cash used in investing activities for the six months ended June 30, 2006 was $56,705 compared to the net cash in investing activities of $689,532 for the six months ended June 30, 2005. During the six months ended June 30, 2006, the cash in investment activities was from the purchase of fixed assets and the acquisition of United Personnel Services of Maine and Worldwide of Maine.

     Net cash provided by financing activities in the six months ended June 30, 2006 was $876,301 compared to $827,105 in the corresponding period ended June 30, 2005. The cash provided during both periods is primarily related to the Company's execution and utilization of its equity-based lines of credit.

     In August 2003, the Company entered into a $10,000,000 equity line of credit from Compass Capital Inc., Kentan Ltd, and Reef Holding Ltd. Borrowing from this equity line allows the repayment by issuing shares of the Company's stock at a discount rate of up to 50% off the closing bid stock price. The equity line is being used to fund acquisitions and shortfalls in working capital. These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida who specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties. The Company received $750,000 of additional funding from January 1, 2006 until June 30, 2006 through the issuance of these convertible notes. The balance remaining on this equity line of credit at June 30, 2006 was $449,102.

     In March 2003, the Company entered into a $10,000,000 equity line of credit from Equities First, LLC. Borrowing from this equity line allows the repayment by issuing shares of the Company's stock at a discount rate of up to 50% off the closing bid stock price. The equity line is being used to fund acquisitions and shortfalls in working capital. These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Illinois who specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties. Equities First, LLC interest and rights were transferred to Bull Market Trading, LLC, WLSL Investments Inc. and Carl Horsely. The Company received $152,100 of additional funding from January 1, 2006 until June 30, 2006 through the issuance of these convertible notes. The balance remaining on this equity lines of credit at June 30, 2006 was $9,602,325

     From January 1, 2006 until June 30, 2006, in connection with the funding of working capital shortfalls, the Company converted $1,249,897 of convertible debentures and issued a total of 4,924,339 shares of its common stock with a par value of $.001.

     In March 2006, the Company completed the purchase of all the outstanding shares of stock of World Wide Personnel of Maine, Inc and United Personnel Services, Inc. The effective date of the purchases was April 1, 2006 and January 1, 2006 respectively. The Company will issue 500,000 shares of Series "C" Convertible Preferred shares to the sole stockholder for United Personnel Services, Inc. and World Wide Personnel Services of Maine, Inc. The value of these shares is $500,000. At the present time the Company does not enough shares available to convert the Series "C" preferred stock. $100,000 has been attributed to the purchase of United Personnel Services, Inc and the remaining $400,000 is attributed to World Wide Personnel of Maine, Inc. Both companies are licensed Professional Employer Organizations operating in the state of Maine. United Personnel was formed in 1999 and World Wide Personnel of Maine, Inc was formed in 1997. Total Assets acquired in the Acquisition of United Personnel Services and World Wide Personnel of Maine were $223,106 which included $63,174 in cash and $10,000 in fixed assets which consisted of Office/Computer Equipment. Total Liabilities assumed in the Acquisition were $205,498. Goodwill was valued at $482,392 of which $197,720 was impaired. The fair value was determined using discounted cash flows.

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

     As part of its goal to bring the Company to profitability and less reliant on equity financing for ongoing operations, the company has developed an aggressive marketing strategy as well as an investment to significantly upgrade its HRIS (Human Resource Information System) capabilities to service its current and prospective clients. This plan includes hiring and training the sales team as well as marketing the company's services through networks of national associations and chains. The company has successfully negotiated joint marketing programs to market the company's products and services. During the six months ending June 2006 the Company has increased its sales force resulting in an increased client base. New sales begin to matriculate in the second quarter at which time sales commission expenses will increase.

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

     Use of Estimates- Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to impairment of goodwill and equity investments, revenue recognition, recoverability of inventory and receivables, the useful lives of long lived assets such as property and equipment, the future realization of deferred income tax benefits and the recording of various accruals. The ultimate outcome and actual results could differ from the estimates and assumptions used.

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

Item 3.  CONTROLS AND PROCEDURES.

     As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2006.

PART II. OTHER INFORMATION

Item 3.  Defaults upon Senior Securities

     The Company is in default in the payment of the principle amount and accrued interest on certain convertible debentures issued in March 2001 in the aggregate principle amount of $250,000. The amounts in default exceed 5% of the Company's total assets as of the date of this report. The $250,000 is included in the $375,000 short term notes payable.


Item 6.  Exhibits

Exhibit No.       Description                                              Page
3(i)              Articles of Incorporation                                 *
3(ii)             Amendments to Articles of Incorporation                   *
4.1               Designation of Series "B" Convertible Preferred Stock     *
4.2               Designation of Series "C" Convertible Preferred
                  Stock                                                     *
31.1              Rule 13a-14(a)/15d-14(a) Certification
32.1              Section 1350 Certification

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

DATED: August 15, 2006