Form 10QSB
period 2006-09-30
PACEL CORP
filed 2006-11-13
CIK 1044490

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                         Commission File Number: 0-29459

                                   PACEL CORP.
             (Exact name of registrant as specified in its charter)


             NEVADA                                          54-1712558
-------------------------------                  -------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization                         Identification Number)

        7621 Little Ave Suite 101
        Charlotte, NORTH CAROLINA                              28226
----------------------------------------         -------------------------------
(Address of principal executive offices)                    (ZIP Code)

       Registrant's telephone number, including area code: (704) 643-0676

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day: Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act Yes [ ] No [X]

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)     Yes [ ] No [X]

State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:

As November 10, 2006 there were 4,487,481,946 shares of the Registrant's common stock outstanding.

                          PACEL CORP. AND SUBSIDIARIES

Part I.  FINANCIAL INFORMATION (unaudited)

Item 1.  Index to Consolidated Financial Statements

                  Consolidated Balance Sheets                                           F - 2-3
                  Consolidated Statements of Operations                                 F - 4
                  Consolidated Statements of Cash Flows                                 F - 5-6
                  Notes to Consolidated Financial Statements                            F - 7-10

Item 2.  Management's Discussion and Analysis of Financial Results of Operations        3 - 8

Item 3.  Controls and Procedures                                                          9

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                9

Item 6.  Exhibits                                                                         10

                          PACEL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                September 30,         December 31,
                                                                    2006                 2005
                                                               ---------------      ---------------
                                                                 (Unaudited)           (Audited)
                                     ASSETS
Current assets:
       Cash                                                     $     766,694        $     251,595
       Accounts receivable                                            247,085               15,384
       Accounts receivable-Unbilled                                   212,002              169,749
       Prepaid expenses                                               116,592               69,372
       Workers compensation insurance deposits                         42,195               26,240
       Restricted cash                                                105,033              179,855
                                                               ---------------      ---------------

                Total current assets                                1,489,601              712,195
                                                               ---------------      ---------------

Property and equipment, net of accumulated depreciation of
       $178,585 and $133,031, respectively                             98,894              125,380
                                                               ---------------      ---------------

Other assets:
       Other receivables                                               25,350               65,127
       Retirement Plan - Director                                     182,036              162,230
       Goodwill                                                       669,404              368,200
       Security deposits                                               11,152               11,152
                                                               ---------------      ---------------

                Total other assets                                    887,942              606,709
                                                               ---------------      ---------------

                Total assets                                     $  2,476,437        $   1,444,284
                                                               ===============      ===============


















        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                September 30,         December 31,
                                                                    2006                 2005
                                                               ---------------      ---------------
                                                                 (Unaudited)           (Audited)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Accounts payable                                         $     102,152        $     336,497
       Payroll and payroll related liabilities                      2,184,506            1,955,231
       Accrued worksite employee payroll expense                      196,639              163,626
       Accrued expenses                                             2,072,186            1,857,454
       Assumed Liabilities                                            493,133              493,133
       Client Deposits                                                 47,366                  -0-
       Short term payables                                            509,984            1,081,359
       Current Maturities of long term note                            27,128               27,127
                                                               ---------------      ---------------

                Total current liabilities                           5,633,094            5,914,427
                                                               ---------------      ---------------

Long-term liabilities:
       Notes Payable - Non Current portion                            200,029              218,926
       Deferred Compensation - Director Payable                       463,567              335,233
                                                               ---------------      ---------------

       Total long term liabilities                                    663,596              554,159
                                                               ---------------      ---------------

       Total liabilities                                            6,296,690            6,468,586
                                                               ---------------      ---------------

Stockholders' equity (deficit):
       Preferred stock, .001 par value, no liquidation value,
                5,000,000 shares authorized, 1,000,000 shares
                of 1997 Class A convertible preferred stock issued      1,000                1,000
       Preferred stock, .001 par value, no liquidation value,
                500,000 shares authorized, 500,000 shares
                of 2006 Class C convertible preferred stock issued        500                  -0-
       Common stock, .001 par value, 10,000,000,000 shares
                authorized, 4,075,481,946 and 1
                shares issued respectively                          4,075,482                  -0-
       Additional paid-in capital                                  25,179,884           25,765,424
       Cumulative currency translation adjustment                     (18,720)             (18,720)
       Accumulated deficit                                        (33,058,399)         (30,772,006)
                                                               ---------------      ---------------

                Total stockholders' (deficit)                      (3,820,253)          (5,024,302)
                                                               ---------------      ---------------

                Total liabilities and stockholders' deficit     $   2,476,437        $   1,444,284
                                                               ===============      ===============

        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                       Nine months ended                  Three months ended
                                                                           September 30,                     September 30,
                                                                     2006             2005              2006             2005
                                                              --------------    --------------    --------------    --------------
Revenue                                                        $  2,723,851      $  1,880,593      $  1,044,152      $    390,082
Cost of services                                                  1,882,916         1,389,574           681,894           211,835
                                                              --------------    --------------    --------------    --------------
       Gross profit                                                 840,935           491,019           362,258           178,247

Operating costs and expenses:
       General and administrative                                 1,843,679         2,038,878           674,576           538,444
       Sales and marketing                                           62,587           422,870            37,924            72,732
       Depreciation and amortization                                 45,554            45,396            15,389            15,476
       Loss on impairment of goodwill                               197,720           131,950               -0-               -0-
                                                              --------------    --------------    --------------    --------------
             Total operating expenses                             2,149,540         2,639,094           727,889           626,652
                                                              --------------    --------------    --------------    --------------

       Operating Loss                                            (1,308,605)       (2,148,075)        (365,631)         (448,405)

Other expenses:
       Interest expense                                            (237,008)         (305,473)         (66,087)          (72,763)
       Embedded Interest                                           (742,691)         (447,855)        (333,184)          (85,714)
                                                              --------------    --------------    --------------    --------------
             Total other expense                                   (979,699)         (753,328)        (399,271)         (158,477)

Net loss before discontinued operations                          (2,288,304)       (2,901,403)        (764,902)         (606,882)

Discontinued operations:
       Loss from discontinued operations of Asmara of
         Florida and Partners PEO of the Carolinas                      -0-           (31,708)              -0-               -0-
       Loss from sale of contracts to Allegro, Inc.                     -0-          (600,652)              -0-           (11,699)
                                                              --------------    --------------    --------------    --------------
             Total loss on discontinued operations                      -0-          (632,360)              -0-           (11,699)

Net loss                                                       $ (2,288,304)     $ (3,533,763)     $   (764,902)     $   (618,581)
                                                              ==============    ==============    ==============    ==============

Loss from discontinued operations per common and common equivalent share:
       Basic                                                   $      (0.00)     $   (632,360)     $      (0.00)     $      (0.00)
       Diluted                                                 $      (0.00)     $   (632,360)     $      (0.00)     $      (0.00)

Net loss per common and common equivalent share:
       Basic                                                   $      (.004)     $ (3,533,763)     $     (0.004)     $   (618,581)
Diluted                                                        $      (.004)     $ (3,533,763)     $     (0.004)     $   (618,581)

Weighted average shares outstanding:
       Basic                                                    604,103,891                 1       178,848,900                 1
       Diluted                                                  604,103,891                 1       178,848,900                 1

        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Nine months ended
                                                                           September 30,
                                                                     2006                2005
                                                               ---------------      ---------------
Cash flows from operating activities:
       Net loss                                                 $  (2,288,304)       $  (3,533,763)
Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
           Depreciation                                                45,554               45,396
           Embedded interest                                          742,691              447,855
           Other non-cash items                                           -0-               27,700
           Loss on discontinued operations                                -0-              632,360
           Loss on sale of contracts                                      -0-                  -0-
           Loss on impairment of goodwill                             197,720              210,599
           Changes in operating assets and liabilities:
               (Increase) decrease in assets:
                 Accounts receivable                                 (106,197)             222,099
                 Accounts receivable-Unbilled                         (42,253)             (85,315)
                 Other receivables                                     39,777                  -0-
                 Client deposits                                          -0-              779,475
                 Insurance deposits                                    19,245               14,163
                 Prepaid expenses                                     (47,220)              31,062
                 Security deposits                                        -0-              (1,926)
                 Retirement Plan Director                             (19,806)
               Increase (decrease) in liabilities:
                 Accounts payable                                    (234,055)             139,768
                 Accrued expenses                                     214,731              498,862
                 Deferred Compensation-Director                       128,334              200,818
                 Payroll and payroll related liabilities               15,094             (573,540)
Accrued work site employee payroll cost                                33,013             (108,164)
Client Deposits and advance payments                                   47,366             (779,474)
                                                               ---------------      ---------------
                    Net cash (used in) operating activities        (1,254,310)          (1,832,025)

Cash flows from investing activities:
       Net purchases of property and equipment                         (8,271)             (15,124)
       Sale of Contracts                                                  -0-              110,356
       Cash CD-Restricted                                              74,822              734,496
       Cash Acquired in United Personnel/World Wide Acquisition        79,406                  -0-
                                                               ---------------      ---------------
                Net cash (used in) investing activities               145,957              829,728
Cash flows from financing activities:
           Repayments of notes payable                                (45,948)             (19,242)
           Issuance of notes payable                                      -0-                  -0-
           Issuance of convertible notes payable                    1,679,528            1,245,000
           Repayments of lines of credit                              (10,125)              (5,721)
           Repayments of capital lease                                    -0-                  -0-
                                                               ---------------      ---------------
                Net cash provided by financing activities           1,623,455            1,220,037
                                                               ---------------      ---------------

Net increase (decrease) in cash and cash equivalents                  515,102              217,742

Cash and cash equivalents, beginning of period                        251,595              117,052
                                                               ---------------      ---------------

Cash and cash equivalents, end of period                        $     766,697        $     334,794
                                                               ===============      ===============

        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        Nine months ended
                                                                          September 30,
                                                                    2005                 2004
                                                               ---------------      ---------------
Supplemental  disclosure  of cash flow  information:
   Cash paid during the years for:
       Interest                                                 $      24,007        $      15,091
       Income taxes                                             $         -0-        $         -0-



































        See accompanying notes to the consolidated financial statements.

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                               September 30, 2006

NOTE 1   BASIS OF PRESENTATION.

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

NOTE 2   PRINCIPLES OF CONSOLIDATION.

         The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 3   USE OF ESTIMATES

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

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                               September 30, 2006

NOTE 4   REVENUE RECOGNITION.

         The Company's revenue is attributable to fees for providing employment services and commissions for the sale of insurance products. Our revenues are primarily dependent on the number of clients enrolled, the resulting number of worksite employees paid each period.

         The Company's revenue is recognized in three distinct categories, two categories are for service fees and the third is for the sale of insurance products:

         For service fee income, the Company typically enters into agreements for either;
              o a fixed fee per transaction (e.g., number of payees per payroll);
              o   a fixed percentage of gross payroll;

         We account for our revenues that is a fixed percentage of gross payroll in accordance with Emerging Issues Task Force ("EITF") 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. Our revenues are derived from our billings, which are based on:

              o   the payroll cost of our worksite employees; and
              o   a markup computed as a percentage of the payroll cost.

         In determining the fixed percentage markup component of the billings, we consider our estimates of the costs directly associated with our worksite employees, including payroll taxes and workers' compensation costs, plus an acceptable gross profit margin. We invoice the billings concurrently with each periodic payroll of our worksite employees. Revenues, which exclude the payroll cost component of billings, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. We include revenues that have been recognized but not invoiced in unbilled accounts receivable on our Consolidated Balance Sheets.

         When our markup is computed as a percentage of payroll cost, revenues are also affected by the payroll cost of worksite employees, which can fluctuate based on the composition of the worksite employee base, inflationary effects on wage levels and differences in the local economies of our markets.

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

         Due to the significance of the amounts included in billings to the Company's clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the quarters ended September 30, 2006 and September 30, 2005.

                                                               Three Months Ended      Three Months Ended
                                                                  September 30,           September 30,
                                                                      2006                    2005
                                                               ------------------      ------------------
         Reconciliation of billings to revenue recognized:

          Billings to clients                                   $      8,049,497        $      2,775,663
          Less - Gross wages billed to clients                        (7,005,345)             (2,385,581)
                                                               ------------------      ------------------



                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                               September 30, 2006

          Revenue from fees for service on a fixed percentage   $        324,135        $        390,082
          Revenue from fees for service on a fixed cost                  714,359                       0
          Revenue from insurance commissions                               5,658                       0
                                                               ------------------      ------------------

          Total revenue as reported                             $      1,044,152        $        390,082
                                                               ==================      ==================


          Employer portion of Social Security
          And Medicare taxes                                    $        130,071        $        154,156
          State and Federal Unemployment taxes                            77,221                  17,374
          Workers' Compensation Premiums                                 349,758                  36,378
          Other Misc.  Expense                                           124,844                   3,927
                                                               ------------------      ------------------

          Total Cost of Sales                                            681,894                 211,835
                                                               ------------------      ------------------


          Gross Profit                                          $       362,258         $        178,247
                                                               =================       ==================


         Due to the significance of the amounts included in billings to the Company's clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the nine months ended September 30, 2006 and September 30, 2005.

                                                                Nine Months Ended       Nine Months Ended
                                                                  September 30,           September 30,
                                                                      2006                    2005
                                                               ------------------      ------------------
          Reconciliation of billings to revenue recognized:

           Billings to clients                                  $     18,543,704        $     13,750,435
           Less - Gross wages billed to clients                      (15,819,853)            (11,869,842)
                                                               ------------------      ------------------

           Revenue from fees for service on a fixed percentage  $      1,197,428        $      1,880,593
           Revenue from fees for service on a fixed cost               1,520,765                       0
           Revenue from insurance commissions                              5,658                       0
                                                               ------------------      ------------------

           Total revenue as reported                            $      2,723,851        $      1,880,593
                                                               ==================      ==================

           Employer portion of Social Security
           And Medicare taxes                                   $        415,611        $        796,316
           State and Federal Unemployment taxes                          239,138                 239,692
           Workers' Compensation Premiums                                989,407                 316,338
           Other Misc.  Expense                                          238,760                  37,228
                                                               ------------------      ------------------

           Total Cost of Sales                                         1,882,916               1,389,574
                                                               ------------------      ------------------

           Gross Profit                                         $        840,935        $        491,019
                                                               ==================      ==================

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                               September 30, 2006

NOTE 5   COMMON STOCK.

         In January and June 2006, the Company affected one-for-one thousand reverse stock splits restating the number of common shares of the Company at December 31, 2005 to 1. All references to average number of shares, shares outstanding and earnings per share have been restated retroactively to reflect the split.

NOTE 6   ACQUISITIONS.

         In March 2006, the Company completed the purchase of all the outstanding shares of stock of World Wide Personnel of Maine, Inc and United Personnel Services, Inc. The effective date of the purchases was April 1, 2006 and January 1, 2006 respectively. The Company issued 500,000 shares of Series "C" Convertible Preferred shares to the sole stockholder for United Personnel Services, Inc. and World Wide Personnel Services of Maine, Inc. The Preferred shares can be converted into $500,000 of Common Stock, of which $100,000 has been attributed to the purchase of United Personnel Services, Inc and the remaining $400,000 is attributed to World Wide Personnel of Maine, Inc. Total Assets acquired in the Acquisition of United Personnel Services and World Wide Personnel of Maine were $223,106 which included $63,174 in cash and $10,000 in fixed assets which consisted of Office/Computer Equipment. Total Liabilities assumed in the Acquisition were $205,498. Goodwill was valued at $482,392 of which $197,720 was impaired. The fair value was determined using discounted cash flows. In September 2006, the Company transferred these assets to the Resourcing Solutions Group, Inc., its majority owned subsidiary. The Company received a $500,000 promissory note From The Resourcing Solutions Group, Inc. in exchange for these assets.

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

         In September 2006, the Company acquired all the outstanding stock of Consolidated Services, Inc. an insurance agency licensed in multiple states and appointed to multiple insurance carriers. Acquiring Consolidated allows the Company to receive insurance commissions paid by the carriers to the producer. The effective date of the purchase was September 1, 2006. The Company issued a Promissory Note for $34,090. Total assets acquired in the acquisition were $27,802 which included $16,232 in cash, $10,773 in receivables and $797 in furniture, fixtures and equipment. Total liabilities assumed were $10,242; Goodwill was valued at $16,532.

         The following unaudited condensed pro forma financial information gives effect to the Company's operations as if the United/World Wide and Consolidated acquisition had occurred on January 1, 2005. Unaudited pro forma financial information is not necessarily indicative of the results that the Company would have achieved had the acquisition occurred on either of those dates.

         Pacel Corp and Subsidiaries with World Wide/United Personnel and Consolidates Services, Inc.

                                                        Nine Months Ended        Nine Months Ended
                                                          September 30,            September 30,
                                                              2006                     2005
                                                        ------------------      ------------------
         Revenue                                         $      3,878,297        $      4,297,959
         Cost of Services                                      (2,928,234)             (3,432,216)
                                                        ------------------      ------------------

         Gross Profit                                             950,063                 865,743
                                                        ------------------      ------------------


         Total operating expenses                               2,243,900               2,963,415

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                               September 30, 2006


         Net Operating Loss                                    (1,293,837)             (2,097,672)
                                                        ------------------      ------------------

         Other expenses                                          (979,699)               (753,328)

         Net loss before discontinued operations               (2,273,536)             (2,851,000)
                                                        ------------------      ------------------


         Discontinued operations                                      -0-                (632,360)

         Net Loss                                        $     (2,273,536)       $     (3,483,360)
                                                        ==================      ==================

          Net loss from  discontinued  operations  per  common and common equivalent share:
          Basic                                          $            -0-        $       (632,360)
          Diluted                                        $            -0-        $       (632,360)


         Net loss per common and common equivalent share:
         Basic                                           $          (.004)       $     (3,483,360)
         Diluted                                         $          (.004)       $     (3,483,360)

         Weighted average shares outstanding:
         Basic                                                604,103,891                       1
         Diluted                                              604,103,891                       1

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

                          PACEL CORP. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                               September 30, 2006


NOTE 8.  SHORT-TERM PAYABLES CONSISTS OF:

                                               September 30,          December 31,
                                                   2006                   2005
                                            ------------------     ------------------
         Convertible Notes Payable           $         95,238       $        600,507
         Bank Line of Credit                            5,727                 15,852
         Other Notes Payable                          409,019                465,000
                                            ------------------     ------------------
         Total Short-Term Payables           $        509,984       $      1,081,359
                                            ==================     ==================



NOTE 9.  RELATED PARTY TRANSACTIONS.

A.       Mr. Calkins employment agreement

         In May 2005, David Calkins engaged the law firm of Hinshaw and Culbert to defend himself in an action which occurred while Mr. Calkins was an Officer and Director of the Company. The employment contract between Mr. Calkins and the Company requires the Company to pay such legal bills. The Company incurred $87,729 in fees to Hinshaw and Culbert for the nine months ending September 30, 2006.


NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS.

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

         In 2006, the Company continued its strategy for penetrating the Human Resources Outsourcing ("HRO") industry based on its evaluation of its business model and existing business initiatives completed in 2002. The Company's intention to enter this business sector was announced in
         September 2002 and was based on an evaluation of potential business markets that provide the potential for success. The Company provides human capital solutions through the provision of PEO services and Administrative Service Organization ("ASO") services to such clients. In March 2006, the Company completed the acquisition of two additional PEO organizations and continues to evaluate other potential acquisition candidates while also reviewing and implementing opportunities to support organic growth in order to secure a position as an industry leader. The Company sees this initiative in the Human Resources Outsourcing ("HRO") industry as an opportunity to tap into the small business market in the United States and intends to compliment the provision of PEO and ASO services with information technology services, business consulting services and financial services. In September 2006, the Company completed the acquisition of Consolidated Services, Inc., a full service insurance agency. Management believe the addition of an insurance agency adds not only an additional profit center but also compliments the Company's HR services thus allowing additional marketing opportunity for both lines of service.

         As part of its goal to bring the company to profitability and less reliant on equity financing for ongoing operations, the company has developed an aggressive marketing strategy as well as an investment to significantly upgrade its HRIS (Human Resource Information System) capabilities to service its current and prospective clients. This plan includes hiring and training the sales team as well as marketing the company's services through networks of national associations and chains. During the nine months ending September 2006, the Company increased its sales force. New sales began to matriculate in the second quarter and continue to matriculate in the third quarter at which time sales commission expenses increased and will continue to increase.

         Through its PEO/ASO business unit, the Company markets to current and prospective clients, typically small to medium-sized businesses with between five and 1,500 employees, a broad range of products and services that provide an outsourced solution for the clients' human resources ("HR") needs. The Company's products include payroll services, benefits administration (including health, welfare and retirement plans), governmental compliance, risk management (including safety training), unemployment administration other HR related services and a full line of insurance products. The Company has established the national and regional vendor relationships it believes are necessary to effectively and competitively provide such services to a broad range of clients. The Company is working to establish additional national and vendor relationships to expand services and create additional revenue sources.

         In a further effort to bring the Company to profitability internal operating costs are continually reviewed and evaluated. Management continues to reduce operating costs and achieve additional efficiencies as new acquisitions are integrated into existing operations.

                          PACEL CORP. AND SUBSIDIARIES

         NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

         Revenue for the nine months ended September 30, 2006 was $2,723,851 compared to revenue of $1,880,593 for the nine months ended September 30, 2005. The Cost of Service and Gross Profit significantly increased over the same time period in 2005. These results are directly attributable to the six months of ownership of World Wide Personnel Services of Maine, Inc. and the nine months of ownership of United Personnel Services, Inc which combined contributed $1,520,765 in total revenue for the nine months ending September 30, 2006.

         Due to the significance of the amounts included in billings to the Company's clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the nine months ended September 30, 2006 and September 30, 2005.

                                                                Nine Months Ended    Nine Months Ended
                                                                  September 30,        September 30,
                                                                      2006                 2005
                                                                -----------------    -----------------
         Reconciliation of billings to revenue recognized:

          Billings to clients                                    $    18,543,704      $    13,750,435
          Less - Gross wages billed to clients                       (15,819,853)         (11,869,842)
                                                                -----------------    -----------------

          Revenue from fees for service on a fixed percentage    $     1,197,428      $     1,880,593
          Revenue from fees for service on a fixed cost                1,520,765                    0
          Revenue from insurance commissions                               5,658                    0
                                                                -----------------    -----------------

          Total revenue as reported                              $     2,723,851      $     1,880,593
                                                                =================    =================

          Employer portion of Social Security
          And Medicare taxes                                     $       415,611      $       796,316
          State and Federal Unemployment taxes                           239,138              239,692
          Workers' Compensation Premiums                                 989,407              316,338
          Other Misc.  Expense                                           238,760               37,228
                                                                -----------------    -----------------

          Total Cost of Sales                                          1,882,916            1,389,574
                                                                -----------------    -----------------

          Gross Profit                                           $       840,935      $       491,019
                                                                =================    =================

         Cost of services for the nine months ended September 30, 2006 was $1,882,916 compared to cost of services of $1,389,574 for the nine months ended September 30, 2005 and is related directly to the delivery of services to its PEO/ASO clients. The increase over 2005 is directly related to the acquisition of United Personnel Services and World Wide Personnel Services of Maine. For the nine months in which United
         Personnel Services was owned by Pacel and the six months that Pacel owned World Wide Personnel Services of Maine combined they incurred $1,238,577 in cost of services for the nine months ended September 30, 2006.

         General & administrative expenses, including salaries and wages, was $1,843,679 for the nine months ended September 30, 2006, compared to $2,038,878 in the corresponding period of 2005. The decrease was attributed to the restructuring that occurred on May 15, 2005 which included a reduction in internal staff and the continued use of technology to reduce internal operating expenses. The decrease was mitigated by a combined increase of $404,566 in expenses with nine months of ownership of United Personnel Services and six months of ownership of World Wide Personnel Services of Maine.

                          PACEL CORP. AND SUBSIDIARIES

         Sales and marketing expense was $62,587 for the nine months ended September 30, 2006, compared to $422,870 in the corresponding period of 2005. The decrease was attributed to the company's continued transformation of its sales and marketing function that began in the second quarter of 2005. Many of the expenses incurred were one-time costs or contracts for specific periods of time. Sales and marketing expenses decreased as these costs have been met and the sales and marketing function shifts to a commission based system.

         Depreciation and amortization expense was $45,554 for the nine months ended September 30, 2006, compared to $45,396 for the corresponding period of 2005. This increase was from the Human Resource Information System and various other office equipment placed in service in the third and fourth quarter of 2004.

         Interest expense is interest paid and accrued on the Convertible Notes, unpaid payroll taxes, notes payable, and bank financing. Interest expense was $237,008 for the nine months ended September 30, 2006 compared to $305,473 for the same period of 2005.

         Embedded Interest for the nine months ended September 30, 2006 was $742,691 compared to embedded interest expense of $447,855 for the nine months ended September 30, 2005. The Company recorded embedded interest in conjunction with the issuance of convertible debentures during the period

         THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

         Revenue for the quarter ended September 30, 2006 was 1,044,152 compared to revenue of $390,082 for the quarter ended September 30, 2005. Gross billings to clients and gross wages billed to clients significantly increased due to the acquisition of World Wide Personnel Services of Maine which contributed total revenue of $714,359. These results are directly attributable to the acquisition as well as the restructuring of clients and the Company which occurred on May 15, 2005.

         The company experienced an increase in the number work-site employees under management over the same time period in 2005. This increase is attributable to results from a more aggressive sales and marketing campaign resulting in organic growth and the acquisition of United Personnel Services and World Wide Personnel Services of Maine.

         Due to the significance of the amounts included in billings to the Company's clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the quarters ended September 30, 2006 and September 30, 2005.

                                                                  Quarter Ended        Quarter Ended
                                                                  September 30,        September 30,
                                                                      2006                 2005
                                                                -----------------    -----------------
         Reconciliation of billings to revenue recognized:

          Billings to clients                                    $     8,049,497      $     2,775,663
          Less - Gross wages billed to clients                        (7,005,345)          (2,385,581)
                                                                -----------------    -----------------

          Revenue from fees for service on a fixed percentage    $       324,135      $       390,082
          Revenue from fees for service on a fixed cost                  714,359                    0
          Revenue from insurance commissions                               5,658                    0
                                                                -----------------    -----------------

          Total revenue as reported                              $     1,044,152      $       390,082
                                                                =================    =================

                                        5


                    PACEL CORP. AND SUBSIDIARIES

          Employer portion of Social Security
          And Medicare taxes                                     $       130,071      $       154,156
          State and Federal Unemployment taxes                            77,221               17,374
          Workers' Compensation Premiums                                 349,758               36,378
          Other Misc.  Expense                                           124,844                3,927
                                                                -----------------    -----------------

          Total Cost of Sales                                            681,894              211,835
                                                                -----------------    -----------------


          Gross Profit                                           $       362,258      $       178,247
                                                                =================    =================

         Cost of services for the three months ended September 30, 2006 was $681,894 compared to cost of services of $211,835 for the three months ended September 30, 2005 and is related directly to the delivery of services to its PEO clients. This increase was directly related to the acquisition of United Personal Services and World Wide Personnel Services of Maine, Inc which amounted to $543,290 for the three months ended September 30, 2006.

         General & administrative expenses, including salaries and wages, was $674,576 for the three months ended September 30, 2006, compared to $538,444 in the corresponding period of 2005. This increase was directly related to the acquisition of United Personal Services and World Wide Personnel Services of Maine, Inc which amounted to $107,433 for the three months ended September 30, 2006.

         Sales and marketing expense was $37,924 for the three months ended September 30, 2006, compared to $72,732 in the corresponding period of 2005. The decrease was attributed to the company's continued transformation of its sales and marketing function that began in the second quarter of 2004. The decrease in expenses in the third quarter results from the completion of planned fixed expenses and the expiration of marketing contracts.

         Depreciation and amortization expense was $15,389 for the three months ended September 30, 2006, compared to $15,476 for the corresponding period of 2005. This decrease was from the Human Resource Information System and various other office equipment placed in service in the third and fourth quarter of 2004 which has become fully depreciated.

         Interest expense is interest paid and accrued on the Convertible Notes, unpaid payroll taxes, notes payable, and bank financing. Interest expense was $66,087 for the three months ended September 30, 2006 compared to $72,763 for the same period of 2005. The decrease is primarily attributable to the reduction of carrying costs of unpaid liabilities and Convertible Notes.

         Embedded interest for the three months ended September 30, 2006 was $333,184 compared to finance expense of $85,714 for the three months ended September 30, 2005. The Company recorded embedded interest in conjunction with the issuance of convertible debentures during the period.

         LIQUIDITY AND CAPITAL RESOURCES:

         Cash and cash equivalents at September 30, 2006 was $766,694 compared to $251,595 at December 31, 2005. The Companies use of cash from operation was $1,253,966 and $1,832,023 for the nine months ended September 30, 2006 and September 30, 2005, respectively. The net loss of $2,288,304 was offset by $985,965 of non-cash items, the increase in accrued expenses, payroll liabilities and deferred compensation off set by the increase in accounts receivable, insurance deposits and prepaid expenses.

                          PACEL CORP. AND SUBSIDIARIES

         Net cash provided by investing activities for the nine months ended September 30, 2006 was $145,957 compared to $829,728 for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, the cash provided by investment activities was from the acquisition of cash in the United Personnel Services of Maine and Worldwide of Maine, as well as the redemption of a Certificate of Deposit that was being held for the State of Texas offset by the purchase of fixed assets.

         During 2003, the Company entered into three separate $10,000,000 equity lines of credit. Borrowing from this equity line allows the repayment by issuing shares of the Company's stock at a discount rate of up to 50% off the closing bid stock price. The equity line is being used to fund acquisitions and shortfalls in working capital. These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction. The balance remaining on these equity lines of credit at September 30, 2006 was $19,819,574. From January 1, 2006 until September 30, 2006, in connection with the funding of working capital shortfalls, the Company converted $2,247,749 of convertible debentures and issued a total of 4,075,481,946 shares of its common stock with a par value of $.001.

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

         As part of its goal to bring the Company to profitability and less reliant on equity financing for ongoing operations, the company has developed an aggressive marketing strategy as well as an investment to significantly upgrade its HRIS (Human Resource Information System) capabilities to service its current and prospective clients. This plan includes hiring and training the sales team as well as marketing the company's services through networks of national associations and chains. The company has successfully negotiated joint marketing programs to market the company's products and services. During the nine

                          PACEL CORP. AND SUBSIDIARIES

         months ending September 2006 the Company has increased its sales force resulting in an increased client base. New sales began to matriculate in the second quarter and continue into the third quarter at which time sales commission expenses will increase. The Company also purchased a fully licensed insurance agency appointed to multiple national carriers for property and casualty insurance lines. This acquisition allows the company to retain insurance commissions as revenue.

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

         The Company relies on equity financing to fund its ongoing operations and investing activities. The Company expects to continue its investing activities, including expenditures for acquisitions, sales and marketing initiatives, HRIS (Human Resource Information System), and administrative support. The loss of equity financing would seriously hinder the Company's ability to execute its business strategy and impair its ability to continue as a going concern.

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

                          PACEL CORP. AND SUBSIDIARIES

         Revenue Recognition- The Company's revenue is attributable to fees for providing employment services and commissions for the sale of insurance products. Our revenues are primarily dependent on the number of clients enrolled, the resulting number of worksite employees paid each period. For service fee income, the Company typically enters into agreements for a fixed fee per transaction (e.g., number of payees per payroll) or a fixed percentage of gross payroll. Commission income is paid to the Company as a percentage of premiums paid by the insured to the insurance company.

         We account for our revenues that is a fixed percentage of gross payroll in accordance with Emerging Issues Task Force ("EITF") 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. Our revenues are derived from our billings, which are based on: the payroll cost of our worksite employees; and a markup computed as a percentage of the payroll cost.

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

                          PACEL CORP. AND SUBSIDIARIES

ITEM 3.  CONTROLS AND PROCEDURES.

         As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures are effective in ensuring that material information related to us, required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and regulations of the SEC. There have been no significant changes in our internal controls subsequent to the date we carried out our evaluation. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

                          PACEL CORP. AND SUBSIDIARIES



ITEM 6.  EXHIBITS

Exhibit No.     Description                                               Page
   3(i)            Articles of Incorporation                                *
   3(ii)           Amendments to Articles of Incorporation                  *
   4               Designation of Series "B" Convertible Preferred Stock    *
   31.1            Rule 13a-14(a)/15d-14(a) Certification
   32.1            Section 1350 Certification

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

DATED:   November 10, 2006